Form 10-Q
period 2008-11-30
YATERRA VENTURES CORP.
filed 2009-02-27
CIK 1406588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

COMMISSION FILE NUMBER: 000-53556

YATERRA VENTURES CORP.
(Exact name of registrant as specified in its charter)

NEVADA	75-3249571
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

240 Martin Street, #3
Blaine, WA	98230
(Address of principal executive offices)	(Zip Code)

(360) 510-8998
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company) Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of February 20, 2009, the Issuer had 1,630,000 Shares of Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended November 30, 2008 are not necessarily indicative of the results that can be expected for the year ending August 31, 2009.

As used in this Quarterly Report, the terms "we,” "us,” "our,” “Yaterra” and the “Company” mean Yaterra Ventures Corp. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

FIRST QUARTER FINANCIAL STATEMENTS

NOVEMBER 30, 2008
(Unaudited)
(Stated in U.S. Dollars)

YATERRA VENTURES CORP.
(An Exploration Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

	NOVEMBER 30	AUGUST 31
	2008	2008
	(Unaudited)
ASSETS

Current
Cash	$9,939	$1,720
Deposits	309	2,323
Prepaid expenses (Note 7)	2,500	-
Total Current Assets	12,748	4,043

Computer Equipment (Note 4)	789	888
Mineral Property Acquisition Costs (Note 5)	22,000	6,000

Total Assets	$35,537	$10,931

LIABILITIES

Current
Accounts payable and accrued liabilities	$28,787	$16,012

STOCKHOLDERS’ EQUITY (DEFICIT)

Capital Stock (Note 6)
Authorized:
100,000,000 common voting stock with a par value of
$0.001 per share
100,000,000 preferred stock with a par value of $0.001
per share – none issued

Issued:
1,630,000 shares as at November 30, 2008 and
1,510,000 shares as at August 31, 2008	1,630	1,510

Additional Paid-In Capital	189,370	129,490
Deficit Accumulated During The Exploration Stage	(184,250)	(136,081)
Total Stockholders’ Equity (Deficit)	6,750	(5,081)

Total Liabilities and Stockholders’ Equity (Deficit)	$35,537	$10,931

The accompanying condensed notes are an integral part of these interim financial statements.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
	THREE	THREE	INCEPTION
	MONTHS	MONTHS	NOVEMBER 20
	ENDED	ENDED	2006 TO
	NOVEMBER 30	NOVEMBER 30	NOVEMBER 30
	2008	2007	2008

Revenue	$-	$-	$-

Expenses
Accounting and audit	15,326	6,000	45,655
Consulting fees	150	150	1,100
Depreciation	99	-	395
Management fees	9,000	7,500	60,500
Mineral property exploration costs	10,626	8,117	22,063
Office and administrative	4,602	2,001	15,367
Professional fees	6,410	1,206	24,593
Transfer agent and filing fees	675	1,705	2,430
Travel and promotion	1,281	2,082	12,147

Net Loss For The Period	$(48,169)	$(28,761)	$(184,250)

Basic And Diluted Loss Per Share	$(0.03)	$(0.02)

Weighted Average Number Of Common
Shares Outstanding	1,590,440	1,510,000

The accompanying condensed notes are an integral part of these interim financial statements.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
	THREE	THREE	INCEPTION
	MONTHS	MONTHS	NOVEMBER 20
	ENDED	ENDED	2006 TO
	NOVEMBER 30	NOVEMBER 30	NOVEMBER 30
	2008	2007	2008

Cash (Used In) Operating Activities
Net loss	$(48,169)	$(28,761)	$(184,250)
Depreciation	99	-	395

Changes in non-cash operating working
capital items:
Prepaid expenses	(2,500)	1,500	(2,500)
Accounts payable and accrued
liabilities	12,775	3,706	28,787
Deposits	2,014	605	(309)
	(35,781)	(22,950)	(157,877)

Cash (Used In) Investing Activities
Mineral property acquisition costs	(16,000)	-	(22,000)
Computer equipment	-	(1,184)	(1,184)
	(16,000)	(1,184)	(23,184)

Cash Provided By Financing Activity
Issue of share capital	60,000	-	191,000

Increase (Decrease) In Cash	8,219	(24,134)	9,939

Cash, Beginning Of Period	1,720	84,478	-

Cash, End Of Period	$9,939	$60,344	$9,939

Supplemental Disclosure Of Cash Flow
Information
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying condensed notes are an integral part of these interim financial statements.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

NOVEMBER 30, 2008
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto included for the fiscal year ended August 31, 2008. The Company assumes that the readers of these interim financial statements herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s financial statements for the fiscal year ended August 31, 2008, has been omitted. The results of operations for the three month period ended November 30, 2008 are not necessarily indicative of results for the entire year ending August 31, 2009.

Organization

Yaterra Ventures Corp. (“the Company”) was incorporated in the State of Nevada, U.S.A., on November 20, 2006. The Company’s principal executive offices are in Bellingham, Washington, U.S.A.

Reverse Stock Split

During the year ended August 31, 2008, the Company’s shareholders approved a decrease in the number of issued and outstanding shares on a one for ten (1:10) basis, such that each shareholder will hold one share for every ten shares held. Share and per share data (except par value) for the periods presented reflect the effects of this reverse stock split.

Exploration Stage Activities

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. The Company was formed for the purpose of acquiring exploration and development stage natural resource properties. The Company has not commenced business operations. The Company is an exploration stage company as defined in the Securities and Exchange Commission (“S.E.C.”) Industry Guide No. 7.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

NOVEMBER 30, 2008
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS (Continued)

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $184,250 for the period from November 20, 2006 (inception) to November 30, 2008, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its natural resource properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates.

The financial statements have been properly prepared within the framework of the significant accounting policies summarized below:

	a)	Organization and Start-up Costs

Costs of start up activities, including organizational and incorporation costs, are expensed as incurred.

	b)	Exploration Stage Enterprise

The Company’s financial statements are prepared using the accrual method of accounting and according to the provisions of Statement of Financial Accounting Standards No. 7 (“SFAS 7”), “Accounting and Reporting for Development Stage Enterprises,” as it devotes substantially all of its efforts to acquiring and exploring mineral properties. Until such properties are acquired and developed, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the exploration stage.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

NOVEMBER 30, 2008
(Unaudited)
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	c)	Mineral Property Interests

The Company is an exploration stage mining company and has not yet realized any revenue from its operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Exploration costs are expensed as incurred regardless of the stage of development or existence of reserves. Costs of acquisition are capitalized subject to impairment testing, in accordance with Financial Accounting Standards 144 (“FAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, when facts and circumstances indicate impairment may exist.

The Company regularly performs evaluations of any investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable.

Management periodically reviews the carrying value of its investments in mineral leases and claims with internal and external mining related professionals. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and operating a production mine, the expiration term and ongoing expenses of maintaining mineral properties and the general likelihood that the Company will continue exploration on such project. The Company does not set a pre-determined holding period for properties with unproven deposits, however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are re-evaluated to determine if future exploration is warranted, whether there has been any impairment in value and that their carrying values are appropriate.

If an area of interest is abandoned or it is determined that its carrying value cannot be supported by future production or sale, the related costs are charged against operations in the year of abandonment or determination of value. The amounts recorded as mineral leases and claims represent costs to date and do not necessarily reflect present or future values.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

NOVEMBER 30, 2008
(Unaudited)
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	c)	Mineral Property Interests (Continued)

The Company’s exploration activities and proposed mine development are subject to various laws and regulations governing the protection of the environment. These laws are continually changing, generally becoming more restrictive. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations.

The accumulated costs of properties that are developed on the stage of commercial production will be amortized to operations through unit-of-production depletion.

	d)	Cash

Cash consists of cash on deposit with high quality major financial institutions, and to date has not experienced losses on any of its balances. The carrying amounts approximated fair market value due to the liquidity of these deposits.

	e)	Financial Instruments

The Company’s financial instruments as defined by Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments”, may include cash, receivables, advances, accounts payable and accrued expenses. All such instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at November 30, 2008.

	f)	Basic and Diluted Loss Per Share

In accordance with Statement of Financial Accounting Standards No. 128 (“SFAS 128”), “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At November 30, 2008, the Company has no common stock equivalents that were anti-dilutive and excluded in the earnings per share computation. Share and per share amounts have been adjusted to reflect a one-for- ten reverse stock split.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

NOVEMBER 30, 2008
(Unaudited)
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	g)	Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 – “Accounting for Income Taxes” (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. To date, the Company has not filed a tax return with the Internal Revenue Service.

	h)	Foreign Currency Translation

The Company’s functional currency is the US dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

		i)	monetary items at the exchange rate prevailing at the balance sheet date;
		ii)	non-monetary items at the historical exchange rate;
		iii)	revenue and expense at the average rate in effect during the applicable accounting period.

The Company has an operating bank account held in Canadian dollars that may expose them to certain translation risks due to foreign exchange fluctuations between the Canadian and US currencies.

	i)	Use of Estimates

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Actual results may differ from the estimates.

	j)	Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such cases, the amount of the impairment is determined based on the relative fair values of the impaired assets. The Company tests the recoverability of the assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

NOVEMBER 30, 2008
(Unaudited)
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	k)	Asset Retirement Obligations

The Company has adopted Statement of Financial Accounting Standards No. 143 (“SFAS 143’), “Accounting for Asset Retirement Obligations”, which requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset.

The cost of the tangible asset, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate. To date, no significant asset retirement obligation exists due to the early stage of exploration. Accordingly, no liability has been recorded.

	l)	Revenue Recognition

Revenue from the sale of minerals is recognized when the risks and rewards of ownership pass to the purchaser, including delivery of the product the selling price is fixed or determinable and collectibility is reasonably assured. Settlement adjustments, if any, are reflected in revenue when the amounts are known.

	m)	Environmental Protection and Reclamation Costs

The operations of the Company have been, and may in the future be affected from time to time in varying degrees by changes in environmental regulations, including those for future removal and site restorations costs. Both the likelihood of new regulations and their overall effect upon the Company may vary from region to region and are not predictable.

Environmental expenditures that relate to ongoing environmental and reclamation programs are charged against statements of operations as incurred or capitalized and amortized depending upon their future economic benefits. The Company does not currently anticipate any material capital expenditures for environmental control facilities because its property holding is at an early stage of exploration.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

NOVEMBER 30, 2008
(Unaudited)
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	n)	Fair Value of Financial Instruments

SFAS No. 157, Fair Value Measurements ("SFAS 157"), defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at November 30, 2008. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the three months ended November 30, 2008.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” or SFAS 162. SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The Company is currently evaluating the impact of adopting SFAS 162 but does not expect that it will have a significant effect on its financial position, cash flows or results of operations.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

NOVEMBER 30, 2008
(Unaudited)
(Stated in U.S. Dollars)

3.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60,” or SFAS 163. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. The Company is currently evaluating the impact of adopting SFAS 163 but does not expect that it will have a significant effect on its financial position, cash flows or results of operations.

4.	COMPUTER EQUIPMENT

	NOVEMBER 30			AUGUST 31
	2008			2008
		ACCUMULATED	NET BOOK	NET BOOK
	COST	AMORTIZATION	VALUE	VALUE

Computer equipment	$1,184	$395	$789	$888

5.	MINERAL PROPERTIES

During the period ended August 31, 2007, the Company entered into a purchase agreement to acquire an undivided 100% interest in a mineral claim (known as the “Minnie Claim”) located in the Leecher Creek Mining District, Okanogan County, Washington. The consideration was $6,000 cash (paid) on execution of the agreement.

During the quarter ended November 30, 2008, the Company entered into a purchase agreement to acquire an undivided interest in a series of ten mineral claims (collectively referred to as the “Blue Jack Claims”) located in Humboldt County, Nevada. The consideration was $16,000 (paid) on execution of the agreement.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

NOVEMBER 30, 2008
(Unaudited)
(Stated in U.S. Dollars)

6.	CAPITAL STOCK

During the quarter ended November 30, 2008, the Company completed an offering of 120,000 shares of common stock at a price of $0.50 per share for gross proceeds of $60,000.

During the year ended August 31, 2007, the Company received a total of $9,000 for 9,000,000 founder’s shares at par value.

Pursuant to a private placement, the Company received a total of $122,000 for 6,100,000 shares at $0.02 per share.

On August 12, 2008, the Company reduced the number of issued and outstanding shares of the Company’s common stock on a one for ten basis (1:10). All references to the number of shares of common stock and per share amounts (other than par value) have been adjusted to reflect the split for all periods presented.

7.	RELATED PARTY TRANSACTIONS

During the quarter ended November 30, 2008, the Company paid management fees for services performed in the amount of $7,500 (2007 - $7,500) to a director and also paid or accrued during the period, $1,500 to two members of management (2007 - $Nil).

As at November 30, 2008, a total of $2,500 was prepaid to a director for management services to be performed. These services were subsequently performed in December 2008, and no additional prepayments have been made. Further, as at November 30, 2008, a total of $1,000 is owing to two members of management. These amounts are unsecured, do not bear interest and are due on demand.

The Company carried out a number of transactions with related parties in the normal course of business. These transactions were recorded at their exchange amount, which is the amount of consideration established and agreed to by the related parties.

8.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The Company has no significant commitments or contractual obligations with any parties respecting executive compensation, consulting arrangements or other matters. Rental of premises is on a month-to-month basis.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements.” These statements, identified by words such as “plan,” "anticipate,” "believe,” "estimate,” "should,” "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Part II - Item 1A. Risk Factors” and elsewhere in this Quarterly Report. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our periodic reports filed with the SEC pursuant to the Securities Exchange Act of 1934 (the "Exchange Act").

As used in this Quarterly Report, the terms "we,” "us,” "our,” “Yaterra” and the “Company” mean Yaterra Ventures Corp. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

Overview

We were incorporated on November 20, 2006 pursuant to the laws of the State of Nevada.

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. Currently, we hold a 100% interest in two mineral properties that we call the “Blue Jack Property” and the “Minnie Claim,” respectively. The Blue Jack Property is comprised of 10 mineral claims covering approximately 206 acres located in Humboldt County, Nevada. The Minnie Claim covers an area of 20 acres, located in the Leecher Creek Mining Division, Washington State. Our plan is to conduct mineral exploration activities on the Blue Jack Property and the Minnie Claim in order to assess whether they possess mineral deposits of lead, zinc, copper, silver, gold or uranium capable of commercial extraction.

We have not earned any revenues to date. We do not anticipate earning revenues until such time as we enter into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that commercially viable mineral deposits exist on our mineral properties, or that, if such deposits are discovered, we will be able to enter into further substantial exploration or development programs. Further exploration is required to determine the economic and legal feasibility of our mineral properties.

PLAN OF OPERATION

During the next twelve months and subject to our ability to obtain additional financing, we intend to conduct mineral exploration activities on the Blue Jack Property and the Minnie Claim in order to assess whether they possess mineral reserves capable of commercial extraction. Our exploration program is designed to explore for commercially viable deposits of lead, zinc, copper, silver, gold or uranium mineralization. We have not, nor has any predecessor, identified any commercially exploitable reserves of these minerals on our mineral properties.

Blue Jack Property

Our plan is to conduct Phase Ia of our exploration program on the Blue Jack Property in Spring 2009. However, we will require additional financing in order to implement our exploration program on the Blue Jack Property. If we are able to raise additional financing, of which there is no assurance, our plan for the Blue Jack Property is as follows.

Phase	Recommended Exploration Program	Estimated Cost	Status
Phase Ia	Detailed geological mapping and radiometric surveys.	$15,150	To be implemented in Spring 2009, subject to obtaining additional financing.
Phase Ib	Grid set up and soil sampling along grid.	$28,250	Planned for Summer 2009.
Phase Ic	Magnetometer survey and IP Survey (can be conducted concurrently with Phase Ib).	$42,600	Planned for Summer 2009.

Due to the limited availability of our consulting geologist, implementation of Phase Ia of our exploration program on the Blue Jack Property is expected to be completed in Spring 2009. Our ability to implement Phase 1a of our exploration program on the Blue Jack Property is subject to our obtaining additional financing.

Minnie Claim

Although we have commenced Phase I of our exploration program on the Minnie Claim, we have decided to delay our exploration program in order to focus our resources on the Blue Jack Property. Phase I of our exploration program involves a simple work program to fully map and sample the known quartz vein mineralization and to conduct trenching and sampling on the Minnie Claim.

In September 2008, prior to implementing Phase I of our exploration program, our consulting geologist conducted a thorough search for the Discovery Post. A Discovery Post is a post that is required to be placed at the point of discovery on each claim. However, our consulting geologist was unable to find the Discovery Post. As a result, our consulting geologist used the original staking document along with the location of the workings on the property to provide a definitive property boundary location.

Once satisfied with the property boundaries, our consulting geologist commenced Phase I of our exploration program. This initial phase involved the collection of nine rock samples from the Minnie Claim. The samples consisted of outcrop grabs across strike where possible, as well as float samples of mineralized veins near historical workings. These samples were sent to an independent laboratory for testing. In January 2009, we received the fire assay results on the rock samples and they indicated the occurrence of gold mineralization on the Minnie Claim. The fire assay results on the rock samples are summarized as follows:

Sample No.	Au Results (oz/t)	Ag Results (oz/t)	Cu Results (%)	Zn Results (%)
ML001	n/a (13 ppb)	n/a (<0.5 ppm)	0.08 (792 ppm)	0.38 (3810 ppm)
ML002	n/a (10 ppb)	n/a (<0.5 ppm)	0.01 (134 ppm)	0.40 (3950 ppm)
ML003	0.112 (3850 ppb)	1.823 (62.5 ppm)	0.02 (173 ppm)	0.04 (441 ppm)
ML004	0.037 (1265 ppb)	3.208 (110 ppm)	0.28 (2800 ppm)	0.44 (4350 ppm)
ML005	0.057 (1965 ppb)	0.645 (22.1 ppm)	0.06 (605 ppm)	0.05 (512 ppm)
ML006	0.098 (3360 ppb)	15.779 (541 ppm)	0.65 (6480 ppm)	3.70
ML007	0.063 (2170 ppb)	9.188 (315 ppm)	0.65 (6480 ppm)	0.77 (7720 ppm)
ML008	0.010 (359 ppb)	0.505 (17.3 ppm)	0.11 (1080 ppm)	0.07 (716 ppm)
ML009	0.028 (972 ppb)	1.350 (46.3 ppm)	0.15 (1450 ppm)	0.03 (347 ppm)

Note: Conversions to ounces per ton (oz/ton) on the tables above employ a factor of 34285.7 ppb equaling 1 troy ounce per short ton and 34.2857 ppm equaling 1 troy ounce per short ton.

Based on the results we have received, the balance of the Phase I exploration program will consist of trenching and sampling on the vein along strike and on rock adjacent to the vein. This follow up program will allow us to confirm the above results and determine the width of the vein. We have decided to delay the balance of Phase I of our exploration program until we obtain additional financing. We have decided to focus our resources on our exploration program of the Blue Jack Property.

We anticipate that we will incur the following expenses over the next twelve months:

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$30,000
Office Expenses	6,000
Consulting Fees	48,000
Mineral Property Exploration Expenses	86,000
TOTAL	$170,000

To date, we have not earned any revenues and we do not anticipate earning revenues in the near future. As at November 30, 2008, we had cash on hand of $9,939. As such, we do not have sufficient financial resources to meet the anticipated costs of completing our exploration program for the Blue Jack Property and the Minnie Claim. Accordingly, we will need to obtain additional financing in order to complete our plan of operation and meet our current obligations as they come due. We currently do not have any arrangements for financing and we may not be able to obtain financing. Obtaining additional financing would be subject to a number of factors outside of our control, including the results from our exploration program, and any unanticipated problems relating to our mineral exploration activities, such as environmental assessments and additional costs and expenses that may exceed our current estimates. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us in which case our business will fail.

RESULTS OF OPERATIONS

Summary of First Quarter Results

	Three Months Ended	Three Months Ended	Percentage
	November 30, 2008	November 30, 2007	Increase / (Decrease)
Revenue	$-	$-	n/a
Expenses	(48,169)	(28,761)	67.5%
Net Income (Loss)	$(48,169)	$(28,761)	67.5%

Revenue

We have not earned any revenues to date. We do not anticipate earning revenues until such time as we enter into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs.

Expenses

Our expenses for the three months ended November 30, 2008 and 2007 consisted of the following:

	Three Months Ended	Three Months Ended	Percentage
	November 30, 2008	November 30, 2007	Increase / (Decrease)
Accounting and Audit	$15,326	$6,000	155.4%
Consulting Fees	150	150	0.0%
Depreciation	99	-	n/a
Management Fees	9,000	7,500	20.0%
Mineral Property Exploration Costs	10,626	8,117	30.9%
Office and Administrative	4,602	2,001	130.0%
Professional Fees	6,410	1,206	431.5%
Transfer Agent and Filing Fees	675	1,705	(60.4)%
Travel and Promotion	1,281	2,082	(38.5)%
Total Expenses	$48,169	$28,761	67.5%

Our expenses during the three months ended November 30, 2008 increased as a result of increased accounting and audit fees, management fees, mineral property exploration costs and office and administration fees.

Increases in accounting and audit fees and professional fees primarily relate to fees incurred in connection with the preparation and filing of our Registration Statement on Form S-1.

Management fees consisted of the amounts paid to our President, Secretary and Treasurer, Mr. Bousquet, our Vice-President, Finance, Mr. Ryan, and our Executive Vice President, Mr. Epp.

Increases in mineral property exploration costs are due to expenses incurred in connection with mineral exploration work conducted on the Minnie Claim.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	As at	As at	Percentage
	November 30, 2008	August 31, 2008	Increase / (Decrease)
Current Assets	$12,748	$4,043	215.3%
Current Liabilities	(28,787)	(16,012)	79.8%
Working Capital (Deficit)	$(16,039)	$(11,969)	34.0%

Cash Flows
		Three Months Ended	Three Months Ended
		November 30, 2008	November 30, 2007
Cash Flows Used In Operating Activities		$(35,781)	$(22,950)
Cash Flows Used in Investing Activities		(16,000)	(1,184)
Cash Flows Provided By Financing Activities		60,000	-
Increase (Decrease) In Cash During Period		$8,219	$(24,134)

As of November 30, 2008, we had cash on hand of $9,939 and a working capital deficit of $16,039. The decrease in our working capital is primarily a result of the fact that we had no sources of revenue during the three months ended November 30, 2008. We have incurred a cumulative net loss of $184,250 for the period from the date of our inception on November 20, 2006 to November 30, 2008 and have not attained profitable operations to date.

Since our inception, we have used our common stock to raise money for our operations and to fund our property acquisitions. We have not obtained profitable operations and are dependent upon obtaining additional financing to pursue our plan of operation.

During the three months ended November 30, 2008, we raised proceeds of $60,000 from the sale of 120,000 shares of our common stock.

Future Financings

We currently do not have sufficient financial resources to implement Phase Ia of our exploration program on the Blue Jack Property. Therefore, we will need to obtain additional financing in order to implement our exploration program on the Blue Jack Property and on the Minnie Claim.

We anticipate relying on equity sales of our common stock or loans in order to continue to fund our business operations. Issuance of additional securities will result in dilution to shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities. Currently, we do not have any arrangements for additional financing.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to our audited financial statements for the year ended August 31, 2008 included in our Registration Statement on Form S-1/A filed with the SEC on January 8, 2009.

Use of Estimates

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Actual results may differ from the estimates.

Exploration Stage Enterprise

Our financial statements are prepared using the accrual method of accounting and according to the provisions of Statement of Financial Accounting Standards No. 7 (“SFAS 7”), “Accounting and Reporting for Development Stage Enterprises,” as we devote substantially all of our efforts to acquiring and exploring mineral properties. Until such properties are acquired and developed, we will continue to prepare our financial statements and related disclosures in accordance with entities in the exploration stage.

Mineral Property Interests

We are an exploration stage mining company and have not yet realized any revenue from our operations. We are primarily engaged in the acquisition, exploration and development of mining properties. Exploration costs are expensed as incurred regardless of the stage of development or existence of reserves. Costs of acquisition are capitalized subject to impairment testing, in accordance with Financial Accounting Standards 144 (“FAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” when facts and circumstances indicate impairment may exist.

We regularly perform evaluations of any investment in mineral properties to assess the recoverability and/or the residual value of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable.

Management periodically reviews the carrying value of our investments in mineral leases and claims with internal and external mining related professionals. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and operating a production mine, the expiration term and ongoing expenses of maintaining mineral properties and the general likelihood that we will continue exploration on such project. We do not set a pre-determined holding period for properties with unproven deposits; however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are re-evaluated to determine if future exploration is warranted, whether there has been any impairment in value and that their carrying values are appropriate.

If an area of interest is abandoned or it is determined that its carrying value cannot be supported by future production or sale, the related costs are charged against operations in the year of abandonment or determination of value. The amounts recorded as mineral leases and claims represent costs to date and do not necessarily reflect present or future values.

Our exploration activities and proposed mine development are subject to various laws and regulations governing the protection of the environment. These laws are continually changing, generally becoming more restrictive. We have made, and expect to make in the future, expenditures to comply with such laws and regulations.

The accumulated costs of properties that are developed on the stage of commercial production will be amortized to operations through unit-of-production depletion.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Accounting Officer have concluded that these disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

The following are some of the important factors that could affect our financial performance or could cause actual results to differ materially from estimates contained in our forward-looking statements. We may encounter risks in addition to those described below. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also impair or adversely affect our business, financial condition or results of operation.

If we do not obtain additional financing, our business will fail.

As at November 30, 2008, we had cash on hand of approximately $9,939. Although we commenced Phase I of our exploration program on the Minnie Claim in September 2008, we have decided to delay our exploration program in order to focus our resources on the exploration program on the Blue Jack Property. Our ability to implement Phases 1a, 1b and 1c of our exploration program on the Blue Jack Property will be subject to our obtaining additional financing. If we decide to complete Phase I and implement Phases II and III of the exploration program on the Minnie Claim, we will need to obtain additional financing. We intend to apply for quotation on the OTC Bulletin Board. Our ability to obtain additional financing could be subject to a number of factors outside of our control, including the results from our exploration program, and any unanticipated problems relating to our mineral exploration activities, including environmental assessments and additional costs and expenses that may exceed our current estimates. However, we believe that, if our common stock is traded on the OTC Bulletin Board, our ability to raise additional funds from investors will be enhanced. If we are unable to obtain additional financing in the amounts and when needed, our business could fail.

Because of the unique difficulties and uncertainties inherent in mineral exploration ventures, we face a high risk of business failure.

Investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Our mineral properties do not contain a known body of commercial ore and, therefore, any program conducted on our mineral properties would be an exploratory search of ore. There is no certainty that any expenditures made in the exploration of our mineral properties will result in discoveries of commercial quantities of ore. Most exploration projects do not result in the discovery of commercially mineable deposits of ore. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of our exploration program do not reveal viable commercial mineralization, we may decide to abandon our claim and acquire new claims for new exploration. The acquisition of additional claims will be dependent upon our possessing sufficient capital resources to purchase such claims. If we do not have sufficient capital resources and are unable to obtain sufficient financing, we may be forced to abandon our operations.

We have no known mineral reserves and if we cannot find any, we may have to cease operations.

We are in the initial phases of our exploration program for the Blue Jack Property and the Minnie Claim. It is unknown whether these properties contain viable mineral reserves. If we do not find a viable mineral reserve, or if we cannot exploit the mineral reserve, either because we do not have the money to do it or because it will not be economically feasible to do it, we may have to cease operations and investors may lose their investment. Mineral exploration is a highly speculative endeavor. It involves many risks and is often non-productive. Even if mineral reserves are discovered on our properties our production capabilities will be subject to further risks and uncertainties including:

(i)

Costs of bringing the property into production including exploration work, preparation of production feasibility studies, and construction of production facilities, all of which we have not budgeted for;

(ii)	Availability and costs of financing;
(iii)	Ongoing costs of production; and
(iv)	Environmental compliance regulations and restraints.

The marketability of any minerals acquired or discovered may be affected by numerous factors which are beyond our control and which cannot be accurately predicted, such as market fluctuations, the lack of milling facilities and processing equipment near the Blue Jack Property or the Minnie Claim, and such other factors as government regulations, including regulations relating to allowable production, importing and exporting of minerals, and environmental protection.

We face significant competition in the mineral exploration industry.

We compete with other mining and exploration companies possessing greater financial resources and technical facilities than we do. Due to our weaker competitive position, we may have greater difficulty in hiring and retaining qualified personnel to conduct our planned exploration activities, which could cause delays in our exploration programs. In addition, there is significant competition for a limited number of mineral properties. Due to our weaker financial position, we may be unable to acquire rights to new mineral properties on a continuing basis.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. At the present time we have no coverage to insure against these hazards. The payment of such liabilities may result in our inability to complete our planned exploration program and/or obtain additional financing to fund our exploration program.

As we undertake exploration of our mineral properties, we will be subject to compliance with government regulations that may increase the anticipated cost of our exploration program.

There are several governmental regulations that materially restrict mineral exploration. We are subject to the laws of the States of Nevada and Washington as we carry out our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. If we enter the production phase, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. Examples of regulatory requirements include:

(i)	Water discharge will have to meet drinking water standards;
(ii)	Dust generation will have to be minimal or otherwise re-mediated;
(iii)	Dumping of material on the surface will have to be re-contoured and re-vegetated with natural vegetation;
(iv)	An assessment of all material to be left on the surface will need to be environmentally benign;
(v)	Ground water will have to be monitored for any potential contaminants;
(vi)	The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and
(vii)	There will have to be an impact report of the work on the local fauna and flora including a study of potentially endangered species.

At this stage of our development, the annual cost of complying with regulatory requirements in the States of Nevada and Washington is expected to be minimal. There is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program. We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. If remediation costs exceed our cash reserves we may be unable to complete our exploration program and have to abandon our operations.

Because our executive officers and directors do not have formal training specific to the technicalities of mineral exploration, there is a higher risk that our business will fail.

None of our executive officers and directors has any formal training as a geologist. With the exception of Mr. Gorrill, our executive officers and directors have only limited training in the technical aspects of managing a mineral exploration company. With very limited direct training or experience in these areas, our management may not be fully aware of the specific requirements related to working within this industry. Our management's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.

If we are unable to hire and retain key personnel, we may not be able to implement our business plan and our business will fail

Our success will largely depend on our ability to hire highly qualified personnel with experience in geological exploration. These individuals may be in high demand and we may not be able to attract the staff we need. In addition, we may not be able to afford the high salaries and fees demanded by qualified personnel, or may lose such employees after they are hired. Currently, we have not hired any key personnel. Our failure to hire key personnel when needed could have a significant negative effect on our business.

Because the prices of metals fluctuate, if the price of metals for which we are exploring decreases below a specified level, it may no longer be profitable to explore for those metals and we will cease operations.

Metal prices are determined by such factors as expectations for inflation, the strength of the United States dollar, global and regional supply and demand, and political and economic conditions and production costs in metals producing regions of the world. The aggregate effect of these factors on metal prices is impossible for us to predict. In addition, the prices of metals such as lead, zinc, copper, silver, gold or uranium are sometimes subject to rapid short-term and/or prolonged changes because of speculative activities. The current demand for and supply of these metals affect the metal prices, but not necessarily in the same manner as current supply and demand affect the prices of other commodities. The supply of these metals primarily consists of new production from mining. If the prices of the metals are, for a substantial period, below our foreseeable cost of production, it may not be economical for us to continue operations and investors could lose their entire investment.

Because our President, Secretary, Treasurer and Director, Jarrett F. Bousquet, owns 55.2% of our outstanding common stock, investors may find that corporate decisions controlled by Mr. Bousquet are inconsistent with the interests of other stockholders.

Jarrett F. Bousquet, our President, Secretary, Treasurer, and Director, controls 55.2% of our issued and outstanding shares of common stock. Accordingly, in accordance with our Articles of Incorporation and Bylaws, Mr. Bousquet is able to control who is elected to our board of directors and thus could act, or could have the power to act, as our management. Since Mr. Bousquet is not simply a passive investor, but is also our principal executive officer, his interests as an executive officer may, at times, be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon Mr. Bousquet exercising, in a manner fair to all of our shareholders, his fiduciary duties as an officer or as a member of our board of directors. Also, due to his stock ownership position, Mr. Bousquet will have: (i) the ability to control the outcome of most corporate actions requiring stockholder approval, including amendments to our Articles of Incorporation; (ii) the ability to control corporate combinations or similar transactions that might benefit minority stockholders which may be rejected by Mr. Bousquet to their detriment, and (iii) control over transactions between him and Yaterra.

We will likely conduct further offerings of our equity securities in the future, in which case our stockholders’ interest may become diluted.

We completed an offering of 6,100,000 pre-reverse split shares of our common stock at a price of $0.02 per pre-reverse split share to investors on June 30, 2007. As a result of a 1-for-10 reverse split of our issued and outstanding common stock completed on August 12, 2008, these investors now own an aggregate of 610,000 shares of our common stock. We also completed a second offering of 120,000 shares of our common stock at a price of $0.50 per share to investors on September 30, 2008. Since our inception, we have relied on such sales of our common stock to fund our operations. We will likely be required to conduct additional equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. If we issue additional stock, stockholders' percentage interest in us could become diluted.

If a market for our common stock does not develop, stockholders may be unable to sell their shares.

There is currently no market for our common stock and we can provide no assurance that a market will develop. We intend to apply for quotation of our common stock on the OTC Bulletin Board. However, we can provide no assurance that our shares will be approved for quotation on the OTC Bulletin Board or, if traded, that a public market will materialize. If our common stock is not quoted on the OTC Bulletin Board or if a public market for our common stock does not develop, stockholders may not be able to re-sell the shares of our common stock that they have purchased and may lose all of their investment.

Because our stock is a penny stock, stockholders will be more limited in their ability to sell their stock.

The shares of our common stock constitute a penny stock under the Exchange Act. The shares will remain classified as a penny stock for the foreseeable future. The classification as a penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares will be subject to Rules 15g-1 through 15g-10 of the Exchange Act. Rather than having to comply with these rules, some broker-dealers will refuse to attempt to sell a penny stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended November 30, 2008, we completed a private placement of 120,000 shares of our common stock at a price of $0.50 per share on September 30, 2008. We completed the offering pursuant to Regulation S under the Securities Act of 1933 (the "Securities Act"). Each purchaser represented to us that they were not a “US person” as defined in Regulation S. We did not engage in a distribution of this offering in the United States.

We registered the resale of 730,000 shares of our common stock (the “Shares”) offered by our selling stockholders at a price of $0.50 per share pursuant to a Registration Statement on Form S-1/A under the Securities Act (the “Offering”). The SEC declared our Registration Statement on Form S-1/A (File No. 333-155992), effective at 12:00 p.m. (EST) on January 13, 2009 (the “Effective Date”). We did not sell any shares of our common stock in the Offering and therefore will not receive any proceeds from the Offering.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation. (1)
3.2	Bylaws, as amended. (1)
10.1	Purchase Agreement (Minnie Claim) dated March 28, 2007 between Multi Metal Mining Corp. and Yaterra. (1)
10.2	Purchase Agreement (Blue Jack Property) dated August 29, 2008 between Howard V. Metzler and Yaterra. (1)
31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
31.2	Certification of Principal Accounting Officer as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
32.1	Certification of Principal Executive Officer as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

Notes
(1)	Previously filed as an exhibit to our Registration Statement on Form S-1 originally filed on December 8, 2008, as amended January 8, 2009 and declared effective January 13, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YATERRA VENTURES CORP.

Date:	February 27, 2009	By:	/s/ Jarrett F. Bousquet
JARRETT F. BOUSQUET
President, Secretary and Treasurer
(Principal Executive Officer)

Date:	February 27, 2009	By:	/s/ David K. Ryan
DAVID K. RYAN
Vice President, Finance
(Principal Accounting Officer)