Form 10-Q
period 2009-02-28
YATERRA VENTURES CORP.
filed 2009-04-20
CIK 1406588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to ________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of April 16, 2009, the Issuer had 1,630,000 Shares of Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended February 28, 2009 are not necessarily indicative of the results that can be expected for the year ending August 31, 2009.

As used in this Quarterly Report, the terms "we,” "us,” "our,” “Yaterra” and the “Company” mean Yaterra Ventures Corp. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

SECOND QUARTER FINANCIAL STATEMENTS

FEBRUARY 28, 2009
(Unaudited)
(Stated in U.S. Dollars)

YATERRA VENTURES CORP.
(An Exploration Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

	FEBRUARY 28	AUGUST 31
	2009	2008
	(Unaudited)
ASSETS

Current
Cash	$-	$1,720
Deposits	-	2,323
Prepaid expenses (Note 8)	2,905	-
Total Current Assets	2,905	4,043

Computer Equipment (Note 4)	690	888
Mineral Property Acquisition Costs (Note 5)	22,000	6,000

Total Assets	$25,595	$10,931

LIABILITIES

Current
Checks written in excess of cash	$4,852	$-
Accounts payable and accrued liabilities	63,449	16,012
Promissory note (Note 6)	10,123	-
	78,424	16,012

STOCKHOLDERS’ EQUITY (DEFICIT)

Capital Stock (Note 7)
Authorized:
100,000,000 common voting stock with a par value of
$0.001 per share
100,000,000 preferred stock with a par value of $0.001
per share – none issued

Issued:
1,630,000 shares as at February 28, 2009 and
1,510,000 shares as at August 31, 2008	1,630	1,510

Additional Paid-In Capital	189,370	129,490
Deficit Accumulated During The Exploration Stage	(243,829)	(136,081)
Total Stockholders’ Equity (Deficit)	(52,829)	(5,081)

Total Liabilities and Stockholders’ Equity (Deficit)	$25,595	$10,931

The accompanying condensed notes are an integral part of these interim financial statements.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
	THREE	THREE	SIX	SIX	INCEPTION
	MONTHS	MONTHS	MONTHS	MONTHS	NOVEMBER 20
	ENDED	ENDED	ENDED	ENDED	2006 TO
	FEBRUARY 28	FEBRUARY 29	FEBRUARY 28	FEBRUARY 29	FEBRUARY 28
	2009	2008	2009	2008	2009

Revenue	$-	$-	$-	$-	$-

Expenses
Accounting and audit	8,817	8,448	24,143	14,448	54,472
Consulting fees	150	150	300	300	1,250
Depreciation	99	99	198	99	494
Management fees	9,000	7,500	18,000	15,000	69,500
Mineral property
exploration costs	7,334	-	17,960	8,117	29,397
Office and
administrative	3,133	1,559	7,735	3,560	18,500
Professional fees	30,049	4,323	36,459	5,529	54,642
Transfer agent and
filing fees	-	-	675	1,705	2,430
Travel and promotion	997	1,337	2,278	3,419	13,144

Net Loss For The
Period	$(59,579)	$(23,416)	$(107,748)	$(52,177)	$(243,829)

Basic And Diluted Loss
Per Share	$(0.04)	$(0.00)	$(0.07)	$(0.00)

Weighted Average
Number Of Common
Shares Outstanding	1,630,000	1,510,000	1,610,110	1,510,000

The accompanying condensed notes are an integral part of these interim financial statements.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
	SIX	SIX	INCEPTION
	MONTHS	MONTHS	NOVEMBER 20
	ENDED	ENDED	2006 TO
	FEBRUARY 28	FEBRUARY 29	FEBRUARY 28
	2009	2008	2009

Cash (Used In) Operating Activities
Net loss	$(107,748)	$(52,177)	$(243,829)
Depreciation	198	99	494
Interest accrued on promissory note	123	-	123

Changes in non-cash operating working
capital items:
Prepaid expenses	(2,905)	1,500	(2,905)
Accounts payable and accrued
liabilities	47,437	9,154	63,449
Deposits	2,323	6,036	-
Amount receivable	-	3,900	-
	(60,572)	(31,488)	(182,668)
Cash (Used In) Investing Activities
Mineral property acquisition costs	(16,000)	-	(22,000)
Computer equipment	-	(1,184)	(1,184)
	(16,000)	(1,184)	(23,184)
Cash Provided By Financing Activities
Issue of share capital	60,000	-	191,000
Promissory note	10,000	-	10,000
Checks written in excess of cash	4,852	-	4,852
	74,852	-	205,852

Increase (Decrease) In Cash	(1,720)	(32,672)	-

Cash, Beginning Of Period	1,720	84,478	-

Cash, End Of Period	$-	$51,806	$-

Supplemental Disclosure Of Cash Flow
Information
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying condensed notes are an integral part of these interim financial statements.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

FEBRUARY 28, 2009
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto included for the fiscal year ended August 31, 2008. The Company assumes that the readers of these interim financial statements herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s financial statements for the fiscal year ended August 31, 2008, has been omitted. The results of operations for the six month period ended February 28, 2009 are not necessarily indicative of results for the entire year ending August 31, 2009.

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

FEBRUARY 28, 2009
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS (Continued)

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $243,829 for the period from November 20, 2006 (inception) to February 28, 2009, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its natural resource properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

FEBRUARY 28, 2009
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

FEBRUARY 28, 2009
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

The Company’s financial instruments as defined by Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments”, may include cash, receivables, advances, checks written in excess of cash, accounts payable, promissory notes and accrued expenses. All such instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at February 28, 2009.

	f)	Basic and Diluted Loss Per Share

In accordance with Statement of Financial Accounting Standards No. 128 (“SFAS 128”), “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At February 28, 2009, the Company has no common stock equivalents that were anti-dilutive and excluded in the earnings per share computation. Share and per share amounts have been adjusted to reflect a one-for- ten reverse stock split.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

FEBRUARY 28, 2009
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

FEBRUARY 28, 2009
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

FEBRUARY 28, 2009
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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at February 28, 2009. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the three months ended February 28, 2009.

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

FEBRUARY 28, 2009
(Unaudited)
(Stated in U.S. Dollars)

3.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60,” or SFAS 163. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk- management activities of the insurance enterprise be effective for the first period beginning after issuance. The Company is currently evaluating the impact of adopting SFAS 163 but does not expect that it will have a significant effect on its financial position, cash flows or results of operations.

4.	COMPUTER EQUIPMENT

	FEBRUARY 28			AUGUST 31
	2009			2008
		ACCUMULATED	NET BOOK	NET BOOK
	COST	AMORTIZATION	VALUE	VALUE

Computer equipment	$1,184	$494	$690	$888

5.	MINERAL PROPERTIES

During the period ended August 31, 2007, the Company entered into a purchase agreement to acquire an undivided 100% interest in a mineral claim (known as the “Minnie Claim”) located in the Leecher Creek Mining District, Okanogan County, Washington. The consideration was $6,000 cash (paid) on execution of the agreement.

During the period ended February 28, 2009, the Company entered into a purchase agreement to acquire an undivided interest in a series of ten mineral claims (collectively referred to as the “Blue Jack Claims”) located in Humboldt County, Nevada. The consideration was $16,000 (paid) on execution of the agreement.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

FEBRUARY 28, 2009
(Unaudited)
(Stated in U.S. Dollars)

6.	PROMISSORY NOTE

On January 14, 2009, the Company entered into a promissory note agreement, whereby, they borrowed a total of $10,000 from an arm’s length party. The note bears interest at 10% per annum, is unsecured and is repayable on demand. As at February 28, 2009, a total of $123 has been accrued as interest on the note.

7.	CAPITAL STOCK

During the period ended February 28, 2009, the Company completed an offering of 120,000 shares of common stock at a price of $0.50 per share for gross proceeds of $60,000.

During the year ended August 31, 2007, the Company received a total of $9,000 for 900,000 founder’s shares at par value.

Pursuant to a private placement, the Company received a total of $122,000 for 610,000 shares at $0.02 per share.

On August 12, 2008, the Company reduced the number of issued and outstanding shares of the Company’s common stock on a one for ten basis (1:10). All references to the number of shares of common stock and per share amounts (other than par value) have been adjusted to reflect the split for all periods presented.

8.	RELATED PARTY TRANSACTIONS

During the period ended February 28, 2009, the Company paid management fees for services performed in the amount of $15,000 (2008 - $15,000) to a director and also paid or accrued during the period, $3,000 to two members of management (2008 - $Nil).

As at February 28, 2009, a total of $2,500 was prepaid to a director for management services to be performed. These services were subsequently performed in March 2009, and no additional prepayments have been made. Further, as at February 28, 2009, a total of $2,500 (2008 - $Nil) is owing to two members of management. These amounts are unsecured, do not bear interest and are due on demand.

The Company carried out a number of transactions with related parties in the normal course of business. These transactions were recorded at their exchange amount, which is the amount of consideration established and agreed to by the related parties.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

FEBRUARY 28, 2009
(Unaudited)
(Stated in U.S. Dollars)

9.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The Company has no significant commitments or contractual obligations with any parties respecting executive compensation, consulting arrangements or other matters. Rental of premises is on a month-to-month basis.

10.	SUBSEQUENT EVENT

Subsequent to the period ended February 28, 2009, the Company entered into a promissory note agreement, whereby, they borrowed a total of $7,000 from an arm’s length party. The note bears interest at 10% per annum, is unsecured and is repayable on demand.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements.” These statements, identified by words such as “plan,” "anticipate,” "believe,” "estimate,” "should,” "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Part II -Item 1A. Risk Factors” and elsewhere in this Quarterly Report. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our periodic reports filed with the SEC pursuant to the Securities Exchange Act of 1934 (the "Exchange Act").

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

Blue Jack Property

Our plan is to conduct Phase Ia of our exploration program on the Blue Jack Property in Spring 2009. However, we will require additional financing in order to implement Phase Ia of our exploration program on the Blue Jack Property. If we are able to raise additional financing, of which there is no assurance, our plan for the Blue Jack Property is as follows.

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

Due to the limited availability of our consulting geologist, implementation of Phase Ia of our exploration program on the Blue Jack Property is expected to be completed in Spring 2009. Our ability to implement Phase Ia of our exploration program on the Blue Jack Property is subject to our obtaining additional financing.

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

To date, we have not earned any revenues and we do not anticipate earning revenues in the near future. As at February 28, 2009, we had no cash on hand. As such, we do not have sufficient financial resources to meet the anticipated costs of completing our exploration program for the Blue Jack Property and the Minnie Claim. Accordingly, we will need to obtain additional financing in order to complete our plan of operation and meet our current obligations as they come due. We currently do not have any arrangements for financing and we may not be able to obtain financing. Obtaining additional financing would be subject to a number of factors outside of our control, including the results from our exploration program, and any unanticipated problems relating to our mineral exploration activities, such as environmental assessments and additional costs and expenses that may exceed our current estimates. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us in which case our business will fail.

RESULTS OF OPERATIONS

Three Months and Six Months Summary

	Three	Three
	Months	Months		Six Months	Six Months
	Ended	Ended	Percentage	Ended	Ended	Percentage
	February 28,	February 29,	Increase /	February 28,	February 29,	Increase /
	2009	2008	(Decrease)	2009	2008	(Decrease)
Revenue	$-	$-	-	$-	$-	-
Expenses	(59,579)	(23,416)	154.4%	(107,748)	(52,177)	106.5%
Net Income (Loss)	$(59,579)	$(23,416)	154.4%	$(107,748)	$(52,177)	106.5%

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

Expenses

Our expenses for the three and six months ended February 28, 2009 and February 29, 2008 consisted of the following:

	Three	Three
	Months	Months		Six Months	Six Months
	Ended	Ended	Percentage	Ended	Ended	Percentage
	February 28,	February 29,	Increase /	February 28,	February 29,	Increase /
	2009	2008	(Decrease)	2009	2008	(Decrease)
Accounting and	$8,817	$8,448	4.4%	$24,143	$14,448	67.1%
Audit
Consulting Fees	150	150	n/a	300	300	n/a
Depreciation	99	99	n/a	198	99	100.0%
Management Fees	9,000	7,500	20.0%	18,000	15,000	20.0%
Mineral Property	7,334	-	n/a	17,960	8,117	121.3%
Exploration Costs
Office and	3,133	1,559	101.0%	7,735	3,560	117.3%
Administrative
Professional Fees	30,049	4,323	595.1%	36,459	5,529	559.4%
Transfer Agent and	-	-	n/a	675	1,705	(60.4)%
Filing Fees
Travel and	997	1,337	(25.4)%	2,278	3,419	(33.4)%
Promotion
Total Expenses	$59,579	$23,416	154.4%	$107,748	$52,177	106.5%

Our expenses during the three months ended February 28, 2009 increased as a result of increased management fees, mineral property exploration costs, office and administration fees and professional fees.

Accounting and audit fees and professional fees primarily relate to fees incurred in connection with the preparation and filing of our Registration Statement on Form S-1, and the amendments thereto, and with meeting our ongoing reporting obligations under the Exchange Act.

Management fees consisted of the amounts paid to our President, Secretary and Treasurer, Mr. Bousquet, our Vice-President, Finance, Mr. Ryan, and our Executive Vice President, Mr. Epp.

Increases in mineral property exploration costs are due to expenses incurred in connection with mineral exploration work conducted on the Minnie Claim.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

			Percentage
	As at February 28, 2009	As at August 31, 2008	Increase / (Decrease)
Current Assets	$2,905	$4,043	(28.1)%
Current Liabilities	(78,424)	(16,012)	389.8%
Working Capital (Deficit)	$(75,519)	$(11,969)	531.0%

Cash Flows
	Six Months Ended	Six Months Ended
	February 28, 2009	February 29, 2008
Cash Flows Used In Operating Activities	$(60,572)	$(31,488)
Cash Flows Used in Investing Activities	(16,000)	(1,184)
Cash Flows Provided By Financing Activities	74,852	-
Increase (Decrease) In Cash During Period	$(1,720)	$(32,672)

As of February 28, 2009, we had no cash on hand and a working capital deficit of $75,519. The increase in our working capital deficit is primarily a result of an increase in accounts payable due to a lack of capital to meet our ongoing expenditures. We have incurred a cumulative net loss of $243,829 for the period from the date of our inception on November 20, 2006 to February 28, 2009 and have not attained profitable operations to date.

Since our inception, we have used our common stock to raise money for our operations and to fund our property acquisitions. We have not obtained profitable operations and are dependent upon obtaining additional financing to pursue our plan of operation.

During the six months ended February 28, 2009, we raised proceeds of $60,000 from the sale of 120,000 shares of our common stock.

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

There were no changes in our internal control over financial reporting during the quarter ended February 28, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As at February 28, 2009, we had no cash on hand. Although we commenced Phase I of our exploration program on the Minnie Claim in September 2008, we have decided to delay our exploration program in order to focus our resources on the exploration program on the Blue Jack Property. Our ability to implement Phases 1a, 1b and 1c of our exploration program on the Blue Jack Property will be subject to our obtaining additional financing. If we decide to complete Phase I and implement Phases II and III of the exploration program on the Minnie Claim, we will need to obtain additional financing. We intend to apply for quotation on the OTC Bulletin Board. Our ability to obtain additional financing could be subject to a number of factors outside of our control, including the results from our exploration program, and any unanticipated problems relating to our mineral exploration activities, including environmental assessments and additional costs and expenses that may exceed our current estimates. However, we believe that, if our common stock is traded on the OTC Bulletin Board, our ability to raise additional funds from investors will be enhanced. If we are unable to obtain additional financing in the amounts and when needed, our business could fail.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation. (1)
3.2	Bylaws, as amended. (1)
10.1	Purchase Agreement (Minnie Claim) dated March 28, 2007 between Multi Metal Mining Corp. and Yaterra. (1)
10.2	Purchase Agreement (Blue Jack Property) dated August 29, 2008 between Howard V. Metzler and Yaterra. (1)
31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Accounting Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes
(1) Previously filed as an exhibit to our Registration Statement on Form S-1 originally filed on December 8, 2008, as amended January 8, 2009 and declared effective January 13, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YATERRA VENTURES CORP.

Date:	April 20, 2009	By:	/s/ Jarrett F. Bousquet
JARRETT F. BOUSQUET
President, Secretary and Treasurer
(Principal Executive Officer)

Date:	April 20, 2009	By:	/s/ David K. Ryan
DAVID K. RYAN
Vice President, Finance
(Principal Accounting Officer)