Form 10-Q
period 2009-05-31
YATERRA VENTURES CORP.
filed 2009-07-16
CIK 1406588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (s. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).[ ] Yes[ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No[X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 8, 2009, the Issuer had 1,630,000 Shares of Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended May 31, 2009 are not necessarily indicative of the results that can be expected for the year ending August 31, 2009.

As used in this Quarterly Report, the terms "we,” "us,” "our,” “Yaterra” and the “Company” mean Yaterra Ventures Corp. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

THIRD QUARTER FINANCIAL STATEMENTS

     MAY 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

YATERRA VENTURES CORP.
(An Exploration Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

	MAY 31	AUGUST 31
	2009	2008
	(Unaudited)
ASSETS

Current
Cash	$1,110	$1,720
Deposits	-	2,323
Total Current Assets	1,110	4,043

Computer Equipment (Note 4)	592	888
Mineral Property Acquisition Costs (Note 5)	22,000	6,000

Total Assets	$23,702	$10,931

LIABILITIES

Current
Accounts payable and accrued liabilities	65,328	14,012
Amounts payable to related parties	4,000	2,000
Promissory notes (Note 6)	40,599	-
Total Current Liabilities	109,927	16,012

STOCKHOLDERS’ EQUITY (DEFICIT)

Capital Stock (Note 7)
Authorized:
100,000,000 common voting stock with a par value of
$0.001 per share
100,000,000 preferred stock with a par value of $0.001
per share – none issued

Issued:
1,630,000 shares as at May 31, 2009 and 1,510,000
shares as at August 31, 2008	1,630	1,510

Additional Paid-In Capital	189,370	129,490
Deficit Accumulated During The Exploration Stage	(277,225)	(136,081)
Total Stockholders’ Equity (Deficit)	(86,225)	(5,081)

Total Liabilities and Stockholders’ Equity (Deficit)	$23,702	$10,931

The accompanying condensed notes are an integral part of these interim financial statements.

YATERRA VENTURES CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
	THREE	THREE	NINE	NINE	INCEPTION
	MONTHS	MONTHS	MONTHS	MONTHS	NOVEMBER 20
	ENDED	ENDED	ENDED	ENDED	2006 TO
	MAY 31	MAY 31	MAY 31	MAY 31	MAY 31
	2009	2008	2009	2008	2009

Revenue	$-	$-	$-	$-	$-

Expenses
Accounting and audit	2,132	8,692	26,275	23,140	56,604
Consulting fees	150	150	450	450	1,400
Depreciation	98	99	296	198	592
Management fees	9,000	7,500	27,000	22,500	78,500
Mineral property
exploration costs	-	-	17,960	8,117	29,397
Office and
administrative	6,716	2,832	14,451	6,391	25,216
Professional fees	7,717	855	44,176	6,384	62,359
Transfer agent and
filing fees	7,583	-	8,258	1,705	10,013
Travel and promotion	-	3,164	2,278	6,583	13,144

Net Loss For The
Period	$(33,396)	$(23,292)	$(141,144)	$(75,468)	$(277,225)

Basic And Diluted Loss
Per Share	$(0.02)	$(0.02)	$(0.09)	$(0.05)

Weighted Average
Number Of Common
Shares Outstanding	1,630,000	1,510,000	1,616,813	1,510,000

The accompanying condensed notes are an integral part of these interim financial statements.

YATERRA VENTURES CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
	NINE	NINE	INCEPTION
	MONTHS	MONTHS	NOVEMBER 20
	ENDED	ENDED	2006 TO
	MAY 31	MAY 31	MAY 31
	2009	2008	2009

Cash (Used In) Operating Activities
Net loss	$(141,144)	$(75,468)	$(277,225)
Depreciation	296	198	592
Interest accrued on promissory note	829	-	829

Changes in non-cash operating working
capital items:
Prepaid expenses	-	1,500	-
Deposits	2,323	1,643	-
Accounts payable and accrued
liabilities	53,316	9,306	69,328
Amount receivable	-	3,900	-
	(84,380)	(58,921)	(206,476)
Cash (Used In) Investing Activities
Mineral property acquisition costs	(16,000)	-	(22,000)
Computer equipment	-	(1,184)	(1,184)
	(16,000)	(1,184)	(23,184)
Cash Provided By Financing Activities
Issue of share capital	60,000	-	191,000
Promissory notes	39,770	-	39,770
	99,770	-	230,770

Increase (Decrease) In Cash	(610)	(60,105)	1,110

Cash, Beginning Of Period	1,720	84,478	-

Cash, End Of Period	$1,110	$24,373	$1,110

Supplemental Disclosure Of Cash Flow
Information
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying condensed notes are an integral part of these interim financial statements.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

MAY 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto included for the fiscal year ended August 31, 2008. The Company assumes that the readers of these interim financial statements herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s financial statements for the fiscal year ended August 31, 2008, has been omitted. The results of operations for the nine month period ended May 31, 2009 are not necessarily indicative of results for the entire year ending August 31, 2009.

Certain amounts for prior periods have been reclassified to conform to current period presentation.

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

MAY 31, 2009

(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS (Continued)

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $277,225 for the period from November 20, 2006 (inception) to May 31, 2009, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its natural resource properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

MAY 31, 2009

(Unaudited)
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	c)	Mineral Property Interests

The Company is an exploration stage mining company and has not yet realized any revenue from its operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Exploration costs are expensed as incurred regardless of the stage of development or existence of reserves. Costs of acquisition are capitalized subject to impairment testing, in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, when facts and circumstances indicate impairment may exist.

The Company regularly performs evaluations of any investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable.

Management periodically reviews the carrying value of its investments in mineral leases and claims with internal and external mining related professionals. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and operating a producing mine, the expiration term and ongoing expenses of maintaining mineral properties and the general likelihood that the Company will continue exploration on such project. The Company does not set a pre-determined holding period for properties with unproven deposits, however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are re-evaluated to determine if future exploration is warranted, whether there has been any impairment in value and that their carrying values are appropriate.

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

MAY 31, 2009

(Unaudited)
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	c)	Mineral Property Interests (Continued)

The Company’s exploration activities are subject to various laws and regulations governing the protection of the environment. These laws are continually changing, generally becoming more restrictive. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations.

The accumulated costs of properties that are developed on the stage of commercial production will be amortized to operations through unit-of-production depletion.

	d)	Cash

Cash consists of cash on deposit with high quality major financial institutions, and to date has not experienced losses on any of its balances. The carrying amounts approximate fair market value due to the liquidity of these deposits.

	e)	Financial Instruments

The Company’s financial instruments, as defined by Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments”, may include cash, receivables, advances, checks written in excess of cash, accounts payable, promissory notes and accrued expenses. All such instruments are carried at cost, which, due to the short maturity of these financial instruments, approximates fair value at May 31, 2009.

	f)	Basic and Diluted Loss Per Share

In accordance with Statement of Financial Accounting Standards No. 128 (“SFAS 128”), “Earnings Per Share,” basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At May 31, 2009, the Company has no common stock equivalents that were anti-dilutive and excluded in the earnings per share computation. Share and per share amounts have been adjusted to reflect a one-for-ten reverse stock split.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

MAY 31, 2009

(Unaudited)
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	g)	Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 – “Accounting for Income Taxes” (“SFAS 109”). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

	h)	Foreign Currency Translation

The Company’s functional currency is the US dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

i) monetary items are translated at the exchange rate prevailing at the balance sheet date;
ii) non-monetary items are translated at the historical exchange rate; iii) revenue and expense are translated at the average rate in effect during the applicable accounting period.

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

MAY 31, 2009

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

The cost of the tangible asset, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash flows, discounted at the Company’s credit-adjusted risk-free interest rate. To date, no significant asset retirement obligation exists due to the early stage of exploration. Accordingly, no liability has been recorded.

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

MAY 31, 2009

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at May 31, 2009. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the nine months ended May 31, 2009.

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

MAY 31, 2009

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

4.	COMPUTER EQUIPMENT

		MAY 31		AUGUST 31
		2009		2008
		ACCUMULATED	NET BOOK	NET BOOK
	COST	AMORTIZATION	VALUE	VALUE

Computer equipment	$1,184	$592	$592	$888

5.	MINERAL PROPERTIES

During the period ended August 31, 2007, the Company entered into a purchase agreement to acquire an undivided 100% interest in a mineral claim (known as the “Minnie Claim”) located in the Leecher Creek Mining District, Okanogan County, Washington. The consideration was $6,000 cash (paid) on execution of the agreement.

During the nine month period ended May 31, 2009, the Company entered into a purchase agreement to acquire an undivided interest in a series of ten mineral claims (collectively referred to as the “Blue Jack Claims”) located in Humboldt County, Nevada. The consideration was $16,000 (paid) on execution of the agreement.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

MAY 31, 2009

(Unaudited)
(Stated in U.S. Dollars)

6.	PROMISSORY NOTES

On January 14, 2009, the Company entered into a promissory note agreement, whereby, they borrowed a total of $10,000 from an arm’s length party. The note bears interest at 10% per annum, is unsecured and is repayable on demand. As at May 31, 2009, a total of $375 has been accrued as interest on the note.

On March 2, 2009, the Company entered into a promissory note agreement, whereby, they borrowed a total of $7,000 from an arm’s length party. The note bears interest at 10% per annum, is unsecured and is repayable on demand. As at May 31, 2009, a total of $173 has been accrued as interest on the note.

On April 16, 2009, the Company entered into a promissory note agreement, whereby, they borrowed a total of $22,770 from an arm’s length party. The note bears interest at 10% per annum, is unsecured and is repayable on demand. As at May 31, 2009, a total of $281 has been accrued as interest on the note.

7.	CAPITAL STOCK

During the nine month period ended May 31, 2009, the Company completed an offering of 120,000 shares of common stock at a price of $0.50 per share for gross proceeds of $60,000.

During the period ended August 31, 2007, the Company received a total of $9,000 for 900,000 founder’s shares at par value.

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

YATERRA VENTURES CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

MAY 31, 2009

(Unaudited)
(Stated in U.S. Dollars)

8.	RELATED PARTY TRANSACTIONS

During the nine month period ended May 31, 2009, the Company paid management fees for services performed in the amount of $22,500 (2008 - $22,500) to a director and also paid or accrued during the period, $4,500 to two members of management (2008 - $Nil).

As at May 31, 2009, a total of $4,000 (August 31, 2008 - $2,000) is owing to two members of management. These amounts are unsecured, do not bear interest and are due on demand.

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

Subsequent to May 31, 2009, the Company entered into an option agreement to acquire a 60% undivided interest (the “Option”) in a property referred to as the “Frances Property”. The Frances Property is located in the Vancouver Mining District, British Columbia. In order to exercise and maintain the Option, the Company is required to do the following:

	(a)	pay CDN$500 on execution of the option agreement (paid subsequent to May 31, 2009);

	(b)	pay CDN$15,000 as follows: (i) CDN$2,000 on or before October 14, 2009; (ii) CDN$3,000 on or before January 14, 2010; and (iii) CDN$10,000 on or before July 14, 2010;

	(c)	issue 15,000 common shares as follows: (i) 2,000 shares on or before October 14, 2009: (ii) 3,000 shares on or before January 14, 2010; and (iii) 10,000 shares on or before July 14, 2010; and

	(d)	incur exploration expenditures of CDN$160,000 on the property as follows: (i) CDN$10,000 on or before January 14, 2010; and (ii) CDN$150,000 on or before July 14, 2011.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements.” These statements, identified by words such as “plan,” "anticipate,” "believe,” "estimate,” "should,” "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption, "Part II - Item 1A. Risk Factors,” and elsewhere in this Quarterly Report. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our periodic reports filed with the SEC pursuant to the Securities Exchange Act of 1934 (the "Exchange Act").

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

On July 14, 2009, we entered into an option agreement with Geoffrey Goodall (the “Optionor”) to acquire a 60% undivided interest (the “Option”) in a property referred to as the “Frances Property”. The Frances Property consists of 206 hectares and is located in the Vancouver Mining District, British Columbia. In order to exercise and maintain the Option, we are required to do the following:

(a)	pay the Optionor $500 CDN on execution of the option agreement (which amount has been paid);

(b)	pay the Optionor $15,000 CDN as follows: (i) $2,000 CDN on or before October 14, 2009; (ii) $3,000 CDN on or before January 14, 2010; and (iii) $10,000 on or before July 14, 2010;

(c)

issue the Optionor shares of our common stock as follows: (i) 2,000 shares on or before October 14, 2009; (ii) 3,000 shares on or before January 14, 2010; and (iii) 10,000 shares on or before July 14, 2010; and

(d)	incur exploration expenditures of $160,000 CDN on the property as follows: (i) $10,000 CDN on or before on or before January 14, 2010; and (iii) $150,000 on or before July 14, 2011.

Our ability to exercise the Option will be subject to our obtaining additional financing. There is no assurance that we will be able to exercise the Option in order to acquire a 60% undivided interest in the Frances Property.

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

RECENT CORPORATE DEVELOPMENTS

Since the filing of our Quarterly Report on Form 10-Q for the six months ended February 28, 2009, we experienced the following corporate developments:

1.	On May 19, 2009, our shares of common stock commenced quotation on the OTC Bulletin Board under the symbol "YTRV."

2.	On June 22, 2009, we dismissed Williams & Webster, P.S. (“Williams & Webster”), as our independent public accountants. Our Board of Directors approved the dismissal of Williams & Webster.

3.	Also on June 22, 2009, we appointed Davidson & Company LLP (“Davidson”) as our new independent public registered accounting firm. Our Board of Directors approved the engagement of Davidson.

4.	On July 14, 2009, we entered into an Option Agreement with Geoffrey Goodall. The details of the Option Agreement are set out above under the heading “Overview”.

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

Blue Jack Property

Our plan is to conduct Phase Ia of our exploration program on the Blue Jack Property in Summer 2009. However, we will require additional financing in order to implement Phase Ia of our exploration program on the Blue Jack Property. If we are able to raise additional financing, of which there is no assurance, our plan for the Blue Jack Property is as follows.

Phase	Recommended Exploration Program	Estimated Cost	Status
Phase Ia	Detailed geological mapping and radiometric surveys.	$15,150	To be implemented in Summer 2009, subject to obtaining additional financing.
Phase Ib	Grid set up and soil sampling along grid.	$28,250	Planned for Fall 2009.
Phase Ic	Magnetometer survey and IP Survey (can be conducted concurrently with Phase Ib).	$42,600	Planned for Fall 2009.

Due to the limited availability of our consulting geologist, implementation of Phase Ia of our exploration program on the Blue Jack Property is expected to be completed in Summer 2009. Our ability to implement Phase Ia of our exploration program on the Blue Jack Property is subject to our obtaining additional financing.

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

Based on the results we have received, the balance of the Phase I exploration program will consist of trenching and sampling on the vein along strike and on rock adjacent to the vein. This follow up program will allow us to confirm the above results and determine the width of the vein. Our ability to complete Phase I of our exploration program is subject to our obtaining additional financing.

We anticipate that we will incur the following expenses over the next twelve months:

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$30,000
Office Expenses	6,000
Consulting Fees	48,000
Mineral Property Exploration Expenses	86,000
TOTAL	$170,000

To date, we have not earned any revenues and we do not anticipate earning revenues in the near future. As at May 31, 2009, we had $1,110 cash on hand. As such, we do not have sufficient financial resources to meet the anticipated costs of completing our exploration program for the Blue Jack Property and the Minnie Claim. Accordingly, we will need to obtain additional financing in order to complete our plan of operation and meet our current obligations as they come due. We currently do not have any arrangements for financing and we may not be able to obtain financing. Obtaining additional financing would be subject to a number of factors outside of our control, including the results from our exploration program, and any unanticipated problems relating to our mineral exploration activities, such as environmental assessments and additional costs and expenses that may exceed our current estimates. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us in which case our business will fail.

RESULTS OF OPERATIONS

Three Months and Nine Months Summary

	Three Months	Three Months	Percentage	Nine Months	Nine Months	Percentage
	Ended	Ended	Increase /	Ended	Ended	Increase /
	May 31, 2009	May 31, 2008	(Decrease)	May 31, 2009	May 31, 2008	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a
Expenses	(33,396)	(23,292)	43.4%	(141,144)	(75,468)	87.0%
Net Loss	$(33,396)	$(23,292)	43.4%	$(141,144)	$(75,468)	87.0%

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

Expenses

Our expenses for the three and nine months ended May 31, 2009 and 2008 consisted of the following:

	Three Months	Three Months	Percentage	Nine Months	Nine Months	Percentage
	Ended	Ended	Increase /	Ended	Ended	Increase /
	May 31, 2009	May 31, 2008	(Decrease)	May 31, 2009	May 31, 2008	(Decrease)
Accounting and Audit	$2,132	$8,692	(75.5)%	$26,275	$23,140	13.5%
Consulting Fees	150	150	n/a	450	450	n/a
Depreciation	98	99	(1.0)%	296	198	49.5%
Management Fees	9,000	7,500	20.0%	27,000	22,500	20.0%
Mineral Property Exploration Costs	-	-	n/a	17,960	8,117	121.3%
Office and Administrative	6,716	2,832	137.1%	14,451	6,391	126.1%
Professional Fees	7,717	855	802.6%	44,176	6,384	592.0%
Transfer Agent and Filing Fees	7,583	-	n/a	8,258	1,705	384.3%
Travel and Promotion	-	3,164	(100)%	2,278	6,583	(65.4)%
Total Expenses	$33,396	$23,292	43.4%	$141,144	$75,468	87.0%

Our expenses during the three months ended May 31, 2009 increased from our three months ended May 31, 2008 as a result of increased management fees, office and administration fees, professional fees and transfer agent and filing fees. This was partially offset by a decrease in accounting and audit fees.

Accounting and audit fees and professional fees primarily relate to fees incurred in connection with meeting our ongoing reporting obligations under the Exchange Act.

Management fees consisted of the amounts paid to our executive officers and directors.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

			Percentage
	As at May 31, 2009	As at August 31, 2008	Increase / (Decrease)
Current Assets	$1,110	$4,043	(72.5)%
Current Liabilities	(109,927)	(16,012)	586.5%
Working Capital (Deficit)	$(108,817)	$(11,969)	809.2%

Cash Flows

	Nine Months Ended	Nine Months Ended
	May 31, 2009	May 31, 2008
Cash Flows Used In Operating Activities	$(84,380)	$(58,921)
Cash Flows Used in Investing Activities	(16,000)	(1,184)
Cash Flows Provided By Financing Activities	99,770	-
Increase (Decrease) In Cash During Period	$(610)	$(60,105)

As of May 31, 2009, we had $1,110 cash on hand and a working capital deficit of $108,817. The increase in our working capital deficit is primarily a result of: (i) an increase in accounts payable due to a lack of capital to meet our ongoing expenditures; and (ii) the fact that we received short term loans totaling $39,770 from an arms length party. The loans bear interest at 10% per annum is unsecured and due on demand. We have incurred a cumulative net loss of $277,225 for the period from the date of our inception on November 20, 2006 to May 31, 2009 and have not attained profitable operations to date.

Since our inception, we have used our common stock to raise money for our operations and to fund our property acquisitions. We have not obtained profitable operations and are dependent upon obtaining additional financing to pursue our plan of operation.

During the nine months ended May 31, 2009, we raised proceeds of $60,000 from the sale of 120,000 shares of our common stock.

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

Mineral Property Interests

We are an exploration stage mining company and have not yet realized any revenue from our operations. We are primarily engaged in the acquisition, exploration and development of mining properties. Exploration costs are expensed as incurred regardless of the stage of development or existence of reserves. Costs of acquisition are capitalized subject to impairment testing, in accordance with Financial Accounting Standards 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” when facts and circumstances indicate impairment may exist.

We regularly perform evaluations of any investment in mineral properties to assess the recoverability and/or the residual value of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable.

Our management periodically reviews the carrying value of our investments in mineral leases and claims with internal and external mining related professionals. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and operating a production mine, the expiration term and ongoing expenses of maintaining mineral properties and the general likelihood that we will continue exploration on such project. We do not set a pre-determined holding period for properties with unproven deposits; however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are re-evaluated to determine if future exploration is warranted, whether there has been any impairment in value and that their carrying values are appropriate.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of May 31, 2009 (the “Evaluation Date”). Based on that evaluation, the Principal Executive Officer and Principal Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer and Principal Accounting Officer, to allow timely decisions regarding required disclosure.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified below, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended May 31, 2009 fairly present our financial condition, results of operations and cash flows in all material respects

Material Weaknesses

Management assessed the effectiveness of our internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

1.

Certain entity level controls establishing a “tone at the top” were considered material weaknesses. As of May 31, 2009, we did not have an audit committee. There is no policy on fraud. A whistleblower policy is not necessary given the small size of the organization.

2.

Due to the significant number and magnitude of out-of-period adjustments identified during the year-end closing process, management has concluded that the controls over the period- end financial reporting process were not operating effectively. A material weakness in the period-end financial reporting process could result in us not being able to meet our regulatory filing deadlines and, if not remediated, has the potential to cause a material misstatement or to miss a filing deadline in the future. Management override of existing controls is possible given the small size of the organization and lack of personnel.

3.

There is no system in place to review and monitor internal control over financial reporting. We maintain an insufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As at May 31, 2009, we had $1,110 cash on hand.  Our ability to implement Phases 1a, 1b and 1c of our exploration program on the Blue Jack Property will be subject to our obtaining additional financing.  If we decide to complete Phase I and implement Phases II and III of the exploration program on the Minnie Claim, we will need to obtain additional financing.  We will also require additional financing in order to meet our obligations under the option agreement to acquire a 60% undivided interest in the Frances Property.  Our ability to obtain additional financing could be subject to a number of factors outside of our control, including the results from our exploration program, and any unanticipated problems relating to our mineral exploration activities, including environmental assessments and additional costs and expenses that may exceed our current estimates.   If we are unable to obtain additional financing in the amounts and when needed, our business could fail.

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

The quotation price of our common stock may be volatile, with the result that an investor may not be able to sell any shares acquired at a price equal to or greater than the price paid by the investor.

Our common shares are quoted on the OTC Bulletin Board under the symbol "YTRV.” Companies quoted on the OTC Bulletin Board have traditionally experienced extreme price and volume fluctuations. In addition, our stock price may be adversely affected by factors that are unrelated or disproportionate to our operating performance. Market fluctuations, as well as general economic, political and market conditions such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. As a result of this potential volatility and potential lack of a trading market, an investor may not be able to sell any of our common stock that they acquire that a price equal or greater than the price paid by the investor.

Because our stock is a penny stock, shareholders will be more limited in their ability to sell their stock.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. Because our securities constitute “penny stocks” within the meaning of the rules, the rules apply to us and to our securities. The rules may further affect the ability of owners of shares to sell our securities in any market that might develop for them. As long as the trading price of our common stock is less than $5.00 per share, the common stock will be subject to Rule 15g-9 under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that:

1.	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

2.

contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of securities laws;

3.	contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

4.	contains a toll-free telephone number for inquiries on disciplinary actions;

5.	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and

6.	contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

Entry into a Material Definitive Agreement

On July 14, 2009, we entered into an option agreement with Geoffrey Goodall (the “Optionor”) to acquire a 60% undivided interest (the “Option”) in a property referred to as the “Frances Property”. The Frances Property consists 206 hectares and is located in the Vancouver Mining District, British Columbia. In order to exercise and maintain the Option, we are required to do the following:

(a)	pay the Optionor $500 CDN on execution of the option agreement (which amount has been paid);

(b)	pay the Optionor $15,000 CDN as follows: (i) $2,000 CDN on or before October 14, 2009; (ii) $3,000 CDN on or before January 14, 2010; and (iii) $10,000 on or before July 14, 2010;

(c)

issue the Optionor shares of our common stock as follows: (i) 2,000 shares on or before October 14, 2009; (ii) 3,000 shares on or before January 14, 2010; and (iii) 10,000 shares on or before July 14, 2010; and

(d)	incur exploration expenditures of $160,000 CDN on the property as follows: (i) $10,000 CDN on or before on or before January 14, 2010; and (iii) $150,000 on or before July 14, 2011.

ITEM 6. EXHIBITS.

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation. (1)
3.2	Bylaws, as amended. (1)
10.1	Purchase Agreement (Minnie Claim) dated March 28, 2007 between Yaterra and Multi Metal Mining Corp (1)
10.2	Purchase Agreement (Blue Jack Property) dated August 29, 2008 between Yaterra and Howard V. Metzler. (1)
10.3	Option Agreement (Frances Property) dated July 14, 2009 between Yaterra and Geoffrey Goodall.
31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Accounting Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes
(1) Previously filed as an exhibit to our Registration Statement on Form S-1 originally filed with the SEC on December 8, 2008, as amended January 8, 2009 and declared effective January 13, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YATERRA VENTURES CORP.

Date:	July 15, 2009	By:	/s/ Jarrett F. Bousquet
JARRETT F. BOUSQUET
President, Secretary and Treasurer
(Principal Executive Officer)

Date:	July 15, 2009	By:	/s/ David K. Ryan
DAVID K. RYAN
Vice President, Finance
(Principal Accounting Officer)