Form 10-K
period 2009-08-31
YATERRA VENTURES CORP.
filed 2009-12-15
CIK 1406588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

COMMISSION FILE NUMBER 000-53556

YATERRA VENTURES INC.
(Exact name of registrant as specified in its charter)

NEVADA	73-3249571
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

240 Martin Street, #3
Blaine, WA	98230
(Address of principal executive offices)	(Zip Code)

(360) 510-8998
Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act: NONE.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 Par Value Per Share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on it’s corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $365,000 as of February 27, 2009, based on a price of $0.50, being the last price at which the registrant sold shares of its common stock prior to that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of December 4, 2009, the Registrant had 1,630,000 shares of common stock outstanding.

YATERRA VENTURES INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED AUGUST 31, 2009
TABLE OF CONTENTS

PART I

The information in this discussion contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "intend," "anticipate," "believe," "estimate,” "predict," "potential" or "continue," the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks described below, and, from time to time, in other reports we file with the United States Securities and Exchange Commission (the “SEC”). These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.

As used in this Annual Report, the terms “we,” “us,” “our,” “Yaterra,” and the “Company” means Yaterra Ventures Inc. unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

ITEM 1.	BUSINESS.

General

We were incorporated on November 20, 2006 pursuant to the laws of the State of Nevada.

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. Currently, we hold a 100% interest in two mineral properties that we call the “Blue Jack Property” and the “Minnie Claim”. The Blue Jack Property is comprised of 10 mineral claims covering approximately 206 acres located in Humboldt County, Nevada. The Minnie Claim covers an area of 20 acres, located in the Leecher Creek Mining Division, Washington State.

Our plan is to focus our resources on the Blue Jack Property in order to assess whether it possesses mineral deposits of lead, zinc, copper, silver, gold or uranium capable of commercial extraction. Due to the potential of the Blue Jack Property, we have suspended our exploration program on the Minnie Claim.

In addition to the Blue Jack Property and the Minnie Claim, we also have an option to acquire a 60% interest (the “Option”) in a property referred to as the Frances Property. The Frances Property consists of 206 hectares and is located in the Vancouver Mining District, British Columbia. Under the terms of an option agreement dated July 14, 2009, as amended on October 27, 2009 (the “First Amendment Agreement”) and December 10, 2009 (the “Second Amendment Agreement”), between the Company and Geoffrey Goodall (the “Optionor”), in order to exercise and maintain the Option, we are required to do the following:

(a)	pay the Optionor $500 CDN on execution of the option agreement (which amount has been paid);

(b)	pay the Optionor $500 CDN on execution of First Amendment Agreement (which amount has been paid);

(c)	pay the Optionor $500 CDN on execution of the Second Amendment Agreement (which amount has been paid);

(d)	pay the Optionor $14,000 CDN as follows: (i) $1,000 CDN on or before February 11, 2010; (ii) $3,000 CDN on or before March 14, 2010; and (iii) $10,000 CDN on or before July 14, 2010;

(e)	issue the Optionor shares of our common stock as follows:

(i) 2,000 shares on or before February 11, 2010;
(ii) 3,000 shares on or before March 14, 2010; and
(iii) 10,000 shares on or before July 14, 2010; and

(f)	incur exploration expenditures of $160,000 CDN on the property as follows: (i) $10,000 CDN on or before on or before March 14, 2010; and (iii) $150,000 on or before July 14, 2011.

Our ability to exercise the Option will be subject to our obtaining additional financing. There is no assurance that we will be able to exercise the Option in order to acquire a 60% undivided interest in the Frances Property.

We have not earned any revenues to date. We do not anticipate earning revenues until such time as we enter into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs

Compliance with Regulation

There are several governmental regulations that materially restrict mineral exploration. We are subject to the laws of the State of Nevada as we carry out our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. If we enter the production phase, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. Examples of regulatory requirements include:

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

Competition

We are an exploration stage company. We compete with other mineral resource exploration and development companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration and development companies with whom we compete have greater financial and technical resources than we do. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.

Research and Development Expenditures

We have not incurred any research expenditures since our incorporation.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Employees

We have no employees other than our sole executive officer and directors. We conduct our business largely through consultants.

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

As at August 31, 2009, we had $1,941 cash on hand. Our ability to implement Phases 1a, 1b and 1c of our exploration program on the Blue Jack Property will be subject to our obtaining additional financing. We will also require additional financing in order to meet our obligations under the option agreement to acquire a 60% undivided interest in the Frances Property. Our ability to obtain additional financing could be subject to a number of factors outside of our control, including the results from our exploration program, and any unanticipated problems relating to our mineral exploration activities, including environmental assessments and additional costs and expenses that may exceed our current estimates. If we are unable to obtain additional financing in the amounts and when needed, our business could fail.

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

We are in the initial phases of our exploration program for the Blue Jack Property. It is unknown whether this property contains viable mineral reserves. If we do not find a viable mineral reserve, or if we cannot exploit the mineral reserve, either because we do not have the money to do it or because it will not be economically feasible to do it, we may have to cease operations and investors may lose their investment. Mineral exploration is a highly speculative endeavor. It involves many risks and is often non-productive. Even if mineral reserves are discovered on our properties our production capabilities will be subject to further risks and uncertainties including:

(i)

Costs of bringing the property into production including exploration work, preparation of production feasibility studies, and construction of production facilities, all of which we have not budgeted for;

(ii)	Availability and costs of financing;

(iii)	Ongoing costs of production; and
(iv)	Environmental compliance regulations and restraints.

The marketability of any minerals acquired or discovered may be affected by numerous factors which are beyond our control and which cannot be accurately predicted, such as market fluctuations, the lack of milling facilities and processing equipment near the Blue Jack Property, and such other factors as government regulations, including regulations relating to allowable production, importing and exporting of minerals, and environmental protection.

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

There are several governmental regulations that materially restrict mineral exploration. We are subject to the laws of the State of Nevada as we carry out our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. If we enter the production phase, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. Examples of regulatory requirements include:

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

At this stage of our development, the annual cost of complying with regulatory requirements in the State of Nevada is expected to be minimal. There is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program. We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. If remediation costs exceed our cash reserves we may be unable to complete our exploration program and have to abandon our operations.

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

ITEM 2.	PROPERTIES.

We rent office space located at 240 Martin Street, #3, Blaine, Washington, 98230. The office space consists of 80 square feet.

We currently do not own any physical property or any real property. We own a 100% interest in two mineral properties called the Blue Jack Property and the Minnie Claim. We also have an option to acquire a 60% interest in the Frances Property.

The Blue Jack Property

Our main mineral property is the Blue Jack Property. We acquired the Blue Jack Property in September 2008 for $16,000. The Blue Jack Property is comprised of 10 mineral claims, located in Humboldt County, Nevada. Each claim covers 20.67 acres for an aggregate 206.66 acres.

Description of Property

The Blue Jack Property is recorded with the Bureau of Land Management in the State of Nevada under the following name and record numbers:

Name of Mineral Claims	Nevada NMC Number	Expiry Date
PT 10	984039	September 1, 2010
PT 11	984040	September 1, 2010
PT 12	984041	September 1, 2010
PT 13	984042	September 1, 2010
PT 14	984043	September 1, 2010
PT 15	984044	September 1, 2010
PT 16	984045	September 1, 2010
PT 17	984046	September 1, 2010
PT 18	984047	September 1, 2010
PT 19	984048	September 1, 2010

Federal regulations require a yearly maintenance fee to keep the claims in good standing. In accordance with Federal regulations, the Blue Jack Property is in good standing to September 1, 2010. A yearly maintenance fee of $140 per claim is required to be paid to the Bureau of Land Management prior to the expiry date to keep the claims in good standing for an additional year. If we fail to pay the required amount of fee of this exploration work, then our Blue Jack Property will lapse on September 1, 2010 and we will lose all interest that we have in the Blue Jack Property.

Location and Access

The Blue Jack Property is located in Humboldt County in northwestern Nevada. The property is located 102 miles northwest of Winnemucca, Nevada. Winnemucca is located 166 miles northeast of Reno, Nevada.

The property is easily accessible from Winnemucca by paved highway for 76 miles, then by a gravel road for 24 miles and then by a desert trail for 3 miles.

Climate and Physiography

Average temperatures in the area range from 18°F in December to 95°F in July. The region is extremely dry, receiving only 7.9 inches of precipitation annually. An average of 1.1 inches of precipitation falls during the month of May. July is the driest month with a total average of 0.3 inches of precipitation.

The Blue Jack Property is located at the northern margin of the Black Rock Valley Desert along the eastern flanks of the transition between the Black Rock Range to the south and Pine Forest Range to the north. The valley floor is located at an elevation of approximately 4200 feet. Elevations on the property are moderate, ranging from 4600 to 5300 feet, and quickly rise to above 8650 feet in the mountains to the east of the property. The main showing and historic workings are located in the centre of the property at an elevation of 4875 feet.

The area consists of sagebrush and desert grass covered flats and hills typical of the Nevada desert. The region is well populated with desert jack rabbits and antelope. Wild burros have been occasionally sighted in the area as well.

History

The Blue Jack Property is located within the Varyville mining district of Humboldt County. This area is centered around Bartlett Peak between the Black Rock Range to the south and the Pine Forest Range to the north. The district and subsequent townsite were named after a lode discovery in the 1870’s. The Varyville district has been referred to in various publications over the years as the Columbia, the Leonard Creek and the Bartlett district.

Gold lode mining in the district was the dominant production with small amounts of copper, lead and silver reported. In 1953, Tungsten ore was produced on the Lincoln Greenhorn claims, which is approximately a half mile south of Bartlett peak.

Other properties throughout the district have extensive workings, but no recorded production of ore.

Records indicate that geologists conducted a sampling of a trench located on the Blue Jack Property in order to determine whether uranium mineralization existed on the property. Previous reports also indicated that the Resource Investigation Division of the US Atomic Energy Commission (“AEC”) located and investigated radioactive localities in the 1950’s. AEC geologists compiled detailed data on select uranium deposits, one of which was a showing on the Blue Jack Property.

Regional Geology

The region in which the Blue Jack Property is found consists mainly of Tertiary volcanic rocks. The region also contains some metamorphosed fine clastic sedimentary formations mainly from the Triassic and Jurassic Periods. Sediments in the region are also overlain by basalts, tuffs and gravels. Older rocks have been intruded by several different bodies of granodiorites, quartz-monzonites and diorites from the Cretaceous and Tertiary Periods.

In the Pine Forest Range, several intrusive stocks are exposed, which indicates that the deposits in the region have a deep-seated source. The host rock for most of the deposits in the region is a metasedimentary and metavolcanic complex in fault contact with the core plutonic complex underlying the range. The deposits are virtually all structurally controlled. Faulting provided a conduit for the hydrothermal fluids to migrate, resulting in mineralization along the trend.

Property Geology

The Blue Jack Property is defined by diorites and granodiorites in fault contact with highly foliated and fractured shaley silicified limestones and metasediments. A strong shear zone defines the faulted contact, which strikes at 320 degrees and dips steeply to the northeast. The ground to the south of the property is overlain by Quaternary alluvium and boulders of basaltic and andesitic composition. Based on regional geological mapping, these are likely from the Triassic Period as well.

On the Blue Jack Property, there is mineralization exposed in a historic trench, being approximately 248 feet long by 33 feet wide, located along a strike with the fault contact. The fault is marked by intensely fractured limestones and metasediments in the foot wall and fractured granodiorites in the hanging wall to the west. Fault gouge is significantly abundant in many areas along the trench.

Faulting appears to be the controlling factor in mineralization. Copper mineralization appears to be consistent throughout the exposed fractured rocks. Jasper veining and chalcedony are present in the northern exposures of the trench, indicating a possibility that gold mineralization may exist on the property.

Geological Report

Prior to entering into the purchase agreement for the Blue Jack Property, we engaged Willie Kushner, B.Sc. to prepare a geological evaluation report on the Blue Jack Property. Mr. Kushner has been practicing his profession as an Exploration Geologist for the past 20 years. Mr. Kushner attended University of Alberta in 1987, and holds a Bachelor of Science in Geology.

The work completed by Mr. Kushner in preparing the geological reports consisted of visiting the Blue Jack Property, collecting surface samples and reviewing geological data from previous exploration within the region. The acquisition of this data involved the research and investigation of historic files to locate and retrieve data information acquired by previous exploration companies in the area of the mineral property.

Mr. Kushner’s geological evaluation report on the Blue Jack Property summarizes the results of the history of the exploration of the Blue Jack Property, the regional and local geology of the Blue Jack property and the mineralization and the geological formations identified as a result of the prior exploration. The geological report also gives conclusions regarding potential mineralization of the Blue Jack Property and recommends an exploration program to be conducted on it.

Exploration Program

Our exploration program for the Blue Jack Property is expected to include the following:

Phase	Recommended Exploration Program	Estimated Cost	Status
Phase Ia	Detailed geological mapping and radiometric surveys.	$15,150	To be implemented in Spring 2010, subject to obtaining additional financing.
Phase Ib	Grid set up and soil sampling along grid.	$28,250	Planned for Fall 2010.
Phase Ic	Magnetometer survey and IP Survey (can be conducted concurrently with Phase Ib).	$42,600	Planned for Fall 2010.
Phase II	Conducting trenching along the fault zones.	$40,500	To be determined based on the Results of Phase 1a, 1b and 1c.
Phase III	Reverse circular drill testing of the property.	$206,000	To be determined based on the Results of Phase 1a, 1b and 1c.
	Total Estimated Cost	$332,500

Our ability to implement Phase Ia of our exploration program is subject to our obtaining financing. In late 2009, we engaged a consulting geologist to prepare an updated geological report on the Blue Jack Property in order to identify additional mineralized targets on the Blue Jack Property. Our plan is to use the updated geological report to assist us in carrying out Phase 1a of our exploration program on the Blue Jack Property.

The Minnie Claim

We acquired a 100% interest in the Minnie Claim in March 28, 2007 for $6,000 in cash. We have suspended our exploration program on the Minnie Claim in order to focus our resources on the Blue Jack Property.

Description of Property

The Minnie Claim is recorded with the Bureau of Land Management in the State of Washington under number 3115896. The Minnie Claim is in good standing until September 1, 2010. In order to maintain the Minnie Claim in good standing we will need to pay $140 to the Bureau of Land Management on September 1, 2010.

Location and Access

The Minnie Mining Claim is located between the towns of Twisp and Carlton in Okanogan County, Washington. The center of the property is approximately 2.8 miles northeast of Carlton, within what is referred to as Leecher Canyon.

The property is accessible by a paved highway within 2.7 miles of the claim. A well maintained gravel road provides access to the Minnie Claim.

History of Exploration

Mining history in the Cascades dates back to 1853 when placer gold was discovered in the Yakima Valley. This led to a brief gold rush in the area, and gold occurrences were reported throughout the Cascades. Placer gold was discovered in Okanogan River in 1860, which possibly led to the discovery of gold at nearby Gold Ridge and Leecher Canyon.

The area covered by the Minnie Claim has a recorded history of work dating back to 1949, when it was owned by Franklin Blocksom. Historical records indicate the property contains gold, silver, and zinc in a leached and honeycombed quartz vein located in metamorphic rocks. The vein is up to 3 feet wide, and was developed and explored by several open cuts including a 160 foot adit with a 55 foot winze, a 25 foot drift and a 30 foot stope.

Geology

Regional Geology

The Minnie Claim is located within the North Cascade Range, and consists of an active volcanic arc superimposed upon a Tertiary-age bedrock. Recent uplift has created high topographic relief. The North Cascades are composed of faulted and folded Mesozoic and Paleozoic crystalline and metamorphic rocks and tertiary intrusive, volcanic and sedimentary rocks.

Regionally, the center of gold mining is found in the Republic Graben, located in the Republic District of Washington. As of 1989, records indicate that the district produced over 2.5 million ounces of gold and 14 million ounces of silver, mainly in epithermal systems related to the final stages of Eocene calc-alkaline volcanism. In the Okanogan County, gold mineralization occurs in a skarn on Buckhorn property which also contains bismuth and cobalt mineralization. Porphyry copper-molybdenum deposits have been drilled at Oroville and Keller. The Mount Tolman deposit at Keller is the third or fourth largest molybdenum reserve in the United States.

Property Geology

The Minnie Claim is underlain by Pre-Tertiary metamorphic rocks. Mineralization of the claim consists of gold, silver, and zinc minerals within epithermal quartz veins up to a meter in width.

Records indicate the leached and honeycomb quartz veins contain pyrite, chalcopyrite, sheelite and marcasite. The open structure of the quartz veins are entirely filled with sulfide mineralization.

Three rock samples were collected earlier in the year, indicating a potential for economic mineralization may exist on the property with elevated gold, silver, copper and zinc values.

Geological Report

We engaged Willie Kushner, B.Sc. to prepare a geological evaluation report on the Minnie Claim. Mr. Kushner has also prepared a geological report for us on the Blue Jack Property.

The work completed by Mr. Kushner in preparing the geological report consisted of visiting the Minnie Claim, collecting surface samples and reviewing geological data from previous exploration within the region. The acquisition of this data involved the research and investigation of historic files to locate and retrieve data information acquired by previous exploration companies in the area of the mineral claim.

Mr. Kushner’s geological evaluation report summarizes the results of the history of the exploration of the mineral claim, the regional and local geology of the mineral claim and the mineralization and the geological formations identified as a result of the prior exploration. The geological report also gives conclusions regarding potential mineralization of the mineral claim and recommends a further geological exploration program on the mineral claim.

Conclusions of Geological Report and Recommended Exploration Program

Mr. Kushner’s geological evaluation report concludes that the significance of gold mineralization on the Minnie Claim deserves to be examined based on historical mining records, promising geology and high values of gold, silver, copper, and zinc returned from a limited sampling of mineralized epithermal quartz veins.

Current State of Exploration Activities

We have suspended our exploration program on the Minnie Claim in order to focus our resources on the Blue Jack Property.

Prior to our suspension of the exploration program on the Minnie Claim, our consulting geologist had commenced Phase I of our exploration program. He collected nine rock samples from the Minnie Claim. The samples consisted of outcrop grabs across strike as well as float samples of mineralized veins near historical workings. These samples were sent to an independent laboratory for testing. In January 2009, we received the fire assay results on the rock samples and they indicated the occurrence of gold mineralization on the Minnie Claim. The fire assay results on the rock samples are summarized as follows:

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

The Frances Property

On July 14, 2009, we entered into an option agreement with Geoffrey Goodall (the “Optionor”) to acquire a 60% undivided interest (the “Option”) in a property referred to as the “Frances Property”. The Frances Property consists of 206 hectares and is located in the Vancouver Mining District, British Columbia. In Spring 2010, we plan to retain a consulting geologist to conduct a review of the Frances Property. Once our consulting geologist has provided us with their findings, we will determine whether to proceed with an exploration program on this property.

ITEM 3.	LEGAL PROCEEDINGS.

We are not a party to any other legal proceedings and, to our knowledge, no other legal proceedings are pending, threatened or contemplated.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

The principal market for our common stock is the OTC Bulletin Board. Our shares commenced quotation on the OTC Bulletin Board on May 19, 2009 under the symbol “YTRV.” Although our shares are quoted in the OTC Bulletin Board, no information on the high and low prices for our shares was available from the OTC Bulletin Board as at August 31, 2009.

REGISTERED HOLDERS OF OUR COMMON STOCK

Our authorized capital consists of 200,000,000 shares of which 100,000,000 shares are common stock, and 100,000,000 shares are preferred stock, par value $0.001 per share. As of December 4, 2009, there were 9 registered holders of our common stock. We believe that a number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

DIVIDENDS

We have not declared any dividends on our common stock since our inception. There are no dividend restrictions that limit our ability to pay dividends on our common stock in our Articles of Incorporation or Bylaws. Chapter 78 of the Nevada Revised Statutes (the “NRS”), does provide certain limitations on our ability to declare dividends. Section 78.288 of Chapter 78 of the NRS prohibits us from declaring dividends where, after giving effect to the distribution of the dividend:

(a)	we would not be able to pay our debts as they become due in the usual course of business; or

(b)

except as may be allowed by our Articles of Incorporation, our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if we were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders who may have preferential rights and whose preferential rights are superior to those receiving the distribution.

We have neither declared nor paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance the expansion of our operations. Our board of directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with the NRS.

RECENT SALES OF UNREGISTERED SECURITIES

None.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PLAN OF OPERATION

During the next twelve months and subject to our ability to obtain additional financing, we intend to conduct mineral exploration activities on the Blue Jack Property in order to assess whether it possesses mineral reserves capable of commercial extraction. We have decided to suspend our operations on the Minnie Claim in order to focus our resources on the Blue Jack Property.

Our exploration program on the Blue Jack Property is designed to explore for commercially viable deposits of lead, zinc, copper, silver, gold or uranium mineralization. We have not, nor has any predecessor, identified any commercially exploitable reserves of these minerals on our mineral properties.

Blue Jack Property

Our plan is to conduct Phase Ia of our exploration program on the Blue Jack Property in Spring 2010. However, we will require additional financing in order to implement Phase Ia of our exploration program on the Blue Jack Property. If we are able to raise additional financing, of which there is no assurance, our plan for the Blue Jack Property is as follows.

Phase	Recommended Exploration Program	Estimated Cost	Status
Phase Ia	Detailed geological mapping and radiometric surveys.	$15,150	To be implemented in Spring 2010, subject to obtaining additional financing.
Phase Ib	Grid set up and soil sampling along grid.	$28,250	Planned for Fall 2010.
Phase Ic	Magnetometer survey and IP Survey (can be conducted concurrently with Phase Ib).	$42,600	Planned for Fall 2010.

Our ability to implement Phase Ia of our exploration program is subject to our obtaining financing. In late 2009, we engaged a consulting geologist to prepare an updated geological report on the Blue Jack Property in order to identify additional mineralized targets on the Blue Jack Property. Our plan is to use the updated geological report to assist us in carrying out Phase 1a of our exploration program on the Blue Jack Property.

We anticipate that we will incur the following expenses over the next twelve months:

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$30,000
Office Expenses	6,000
Consulting Fees	48,000
Mineral Property Exploration Expenses	86,000
Mineral Property Option Payments	13,000
TOTAL	$183,000

To date, we have not earned any revenues and we do not anticipate earning revenues in the near future. As at August 31, 2009, we had $1,941 cash on hand. As such, we do not have sufficient financial resources to meet the anticipated costs of completing our exploration program for the Blue Jack Property and the option payments for the Frances Property. Accordingly, we will need to obtain additional financing in order to complete our plan of operation and meet our current obligations as they come due. We currently do not have any arrangements for financing and we may not be able to obtain financing. Obtaining additional financing would be subject to a number of factors outside of our control, including the results from our exploration program, and any unanticipated problems relating to our mineral exploration activities, such as environmental assessments and additional costs and expenses that may exceed our current estimates. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us in which case our business will fail.

RESULTS OF OPERATIONS

Summary of Year End Results

	Year Ended August 31,		Percentage
	2009	2008	Increase / (Decrease)
Revenue	$--	$--	N/A
Expenses	(187,754)	(105,613)	77.8%
Net Loss	$(187,754)	$(105,613)	77.8%

Revenues

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

Expenses

The major components of our expenses for the year ended August 31, 2009 and 2008 are outlined in the table below:

	Year Ended	Year Ended	Percentage Increase
	August 31, 2009	August 31, 2008	/ (Decrease)
Accounting and Audit	$40,591	$29,079	39.6%
Bank Charges and Interest	3,392	251	1,251.4%
Consulting Fees	600	600	0.0%
Depreciation	395	296	33.4%
Management Fees	48,000	39,000	23.1%
Mineral Property	19,501	8,117	140.2%
Exploration Costs
Office and Administrative	15,300	8,212	86.3%
Professional Fees	47,820	9,987	378.8%
Transfer Agent and Filing	9,398	1,755	435.5%
Fees
Travel and Promotion	2,757	8,316	(66.8)%
Total Expenses	$187,754	$105,613	77.8%

During the year ended August 31, 2009, our operating expenses increased as compared to the year ended August 31, 2008 as a result of increases in accounting and audit expenses, professional fees, mineral property exploration costs and office and administrative expenses.

Audit and accounting expenses and professional expenses primarily relate to expenses incurred in connection with meeting our ongoing reporting requirements under the Exchange Act. The additional professional fees for the year ended August 31, 2009 relate to the preparation and filing of our Registration Statement on Form S-1/A, as amended.

Management Fees consists of fees incurred to our executive directors and officers.

The additional mineral property costs for the year ended August 31, 2009 is due to our acquisition of the Blue Jack Property in September 2008.

If we are able to obtain sufficient financing to proceed with our plan of operation, of which there is no assurance, we expect that our expenses will increase significantly as we engage in mining and exploration activities.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Year Ended August 31
	2009	2008
Net Cash used in Operating Activities	$(105,466)	$(81,547)
Net Cash used in Investing Activities	(16,443)	(1,184)
Net Cash from Financing Activities	122,310	-
Net Increase (Decrease) in Cash During Period	$221	$(82,758)

Working Capital
			Percentage
	At August 31, 2009	At August 31, 2008	Increase / (Decrease)
Current Assets	$1,941	$4,043	(52.0)%
Current Liabilities	157,712	16,012	885.0%
Working Capital Deficit	$(155,771)	$(11,969)	1,201.5%

As of August 31, 2009, we had $1,941 cash on hand and a working capital deficit of $155,771. The increase in our working capital deficit is primarily a result of: (i) an increase in accounts payable due to a lack of capital to meet our ongoing expenditures; and (ii) the fact that we received short term loans from arms length parties. The loans bear interest at 10% to 12% per annum, are unsecured and due on demand. We have incurred a cumulative net loss of $323,835 for the period from the date of our inception on November 20, 2006 to August 31, 2009 and have not attained profitable operations to date.

Since our inception, we have used our common stock to raise money for our operations and to fund our property acquisitions. We have not obtained profitable operations and are dependent upon obtaining additional financing to pursue our plan of operation.

During the year ended August 31, 2009, we raised proceeds of $60,000 from the sale of 120,000 shares of our common stock.

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

Our plan of operation calls for us to spend significantly more than our current capital resources or the amount of financing that we have been able to obtain to date. As such, there is a substantial doubt that we will be able to raise significant financing to complete our stated plan of operation. Any substantial financing that we are able to obtain is expected to be in the form of equity financing.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 2 of our audited financial statements for the year ended August 31, 2009 included in this Annual Report on Form 10-K. We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Audited financial statements for the years ended August 31, 2009 and 2008, including:

1.	Report of Independent Registered Accounting Firm (Davidson & Company, Chartered Accountants);

2.	Report of Independent Registered Accounting Firm (BehlerMick, P.S., Certified Public Accountants);

3.	Balance Sheets as of August 31, 2009 and 2008;

4.	Statements of Operations for the years ended August 31, 2009 and 2008 and cumulative from inception on November 20, 2006 to August 31, 2009;

5.	Statement of Stockholders’ Equity (Deficiency) from inception on November 20, 2006 to August 31, 2009;

6.	Statements of Cash Flows for the years ended August 31, 2009 and 2008 and cumulative from inception on November 20, 2006 to August 31, 2009; and

7.	Notes to the Financial Statements.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

AUGUST 31, 2009 AND 2008
(Stated in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Yaterra Ventures Corp.

We have audited the accompanying balance sheet of Yaterra Ventures Corp. (an exploration stage company) (the “Company”) as of August 31, 2009, and the related statements of operations, cash flows and stockholders' equity (deficit) for the year ended August 31, 2009 and for the period from November 20, 2006 (date of inception) to August 31, 2009. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2009, and the results of its operations and its cash flows the year ended August 31, 2009 and for the period from November 20, 2006 (date of inception) to August 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced recurring losses from operations since inception, has a working capital deficit, and has a deficit accumulated during the exploration stage. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“DAVIDSON & COMPANY LLP”

Vancouver, Canada	Chartered Accountants

December 14, 2009

To the Board of Directors and Stockholders of
Yaterra Ventures Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Yaterra Ventures Corp. as of August 31, 2008, and the related statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yaterra Ventures Corp. as of August 31, 2008, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and has an accumulated deficit at August 31, 2008. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BehlerMick PS

BehlerMick PS
Spokane, Washington
November 21, 2008

YATERRA VENTURES CORP.
(An Exploration Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

	AUGUST 31
	2009	2008

ASSETS

Current
Cash	$1,941	$1,720
Deposits	-	2,323
Total Current Assets	1,941	4,043

Computer Equipment (Note 4)	493	888
Mineral Property Acquisition Costs (Note 5)	22,443	6,000

Total Assets	$24,877	$10,931

LIABILITIES

Current
Accounts payable and accrued liabilities	$74,333	$14,012
Amounts payable to related parties	19,040	2,000
Promissory notes (Note 6)	64,339	-
Total Current Liabilities	157,712	16,012

STOCKHOLDERS’ EQUITY (DEFICIT)

Capital Stock (Note 7)
Authorized:
100,000,000 common voting stock with a par value of
$0.001 per share
100,000,000 preferred stock with a par value of $0.001
per share – none issued

Issued:
1,630,000 common shares as at August 31, 2009 and
1,510,000 common shares as at August 31, 2008	1,630	1,510

Additional Paid-In Capital	189,370	129,490
Deficit Accumulated During The Exploration Stage	(323,835)	(136,081)
Total Stockholders’ Equity (Deficit)	(132,835)	(5,081)

Total Liabilities and Stockholders’ Equity (Deficit)	$24,877	$10,931

The accompanying notes are an integral part of these financial statements.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
	YEAR	YEAR	NOVEMBER 20
	ENDED	ENDED	2006 TO
	AUGUST 31	AUGUST 31	AUGUST 31
	2009	2008	2009

Expenses
Accounting and audit	$40,591	$29,079	$70,920
Bank charges and interest	3,392	251	3,944
Consulting fees	600	600	1,550
Depreciation	395	296	691
Management fees	48,000	39,000	99,500
Mineral property exploration costs	19,501	8,117	30,938
Office and administrative	15,300	8,212	25,513
Professional fees	47,820	9,987	66,003
Transfer agent and filing fees	9,398	1,755	11,153
Travel and promotion	2,757	8,316	13,623

Net Loss For The Period	$(187,754)	$(105,613)	$(323,835)

Basic And Diluted Loss Per Share	$(0.12)	$(0.07)

Weighted Average Number Of Common Shares
Outstanding	1,605,671	1,510,000

The accompanying notes are an integral part of these financial statements.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
	YEAR	YEAR	NOVEMBER 20
	ENDED	ENDED	2006 TO
	AUGUST 31	AUGUST 31	AUGUST 31
	2009	2008	2009

Cash (Used In) Operating Activities
Net loss	$(187,754)	$(105,613)	$(323,835)
Depreciation	395	296	691
Interest accrued on promissory notes	2,209	-	2,209

Changes in non-cash operating working
capital items:
Prepaid expenses	-	1,500	-
Deposits	2,323	3,713	-
Accounts payable and accrued
liabilities	60,321	14,630	74,333
Amounts due to related parties	17,040	-	19,040
Amount receivable	-	3,900	-
	(105,466)	(81,574)	(227,562)
Cash (Used In) Investing Activities
Mineral property acquisition costs	(16,443)	-	(22,443)
Computer equipment	-	(1,184)	(1,184)
	(16,443)	(1,184)	(23,627)
Cash Provided By Financing Activities
Issue of share capital	60,000	-	191,000
Promissory notes	62,130	-	62,130
	122,130	-	253,130

Increase (Decrease) In Cash	221	(82,758)	1,941

Cash, Beginning Of Period	1,720	84,478	-

Cash, End Of Period	$1,941	$1,720	$1,941

Supplemental Disclosure Of Cash Flow
Information
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

PERIOD FROM INCEPTION, NOVEMBER 20, 2006, TO AUGUST 31, 2009
(Stated in U.S. Dollars)

				DEFICIT
	COMMON STOCK			ACCUMULATED
			ADDITIONAL	DURING THE
			PAID-IN	EXPLORATION
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

Shares issued for cash at $0.01	900,000	$900	$8,100	$-	$9,000
Shares issued for cash at $0.20	610,000	610	121,390	-	122,000
Net loss for the period	-	-	-	(30,468)	(30,468)

Balance, August 31, 2007	1,510,000	1,510	129,490	(30,468)	100,532

Net loss for the year	-	-	-	(105,613)	(105,613)

Balance, August 31, 2008	1,510,000	1,510	129,490	(136,081)	(5,081)

Shares issued for cash at $0.50	120,000	120	59,880	-	60,000
Net loss for the year	-	-	-	(187,754)	(187,754)

Balance, August 31, 2009	1,630,000	$1,630	$189,370	$(323,835)	$(132,835)

The accompanying notes are an integral part of these financial statements.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2009 AND 2008
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $323,835 for the period from November 20, 2006 (inception) to August 31, 2009, and has no sales. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its natural resource properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2009 AND 2008
(Stated in U.S. Dollars)

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

YATERRA VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2009 AND 2008
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

	e)	Computer Equipment

Computer equipment is recorded at cost and will be depreciated over an estimated useful life of three years on a straight-line basis.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2009 AND 2008
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	f)	Financial Instruments

The Company’s financial instruments, as defined by Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments”, may include cash, receivables, advances, checks written in excess of cash, accounts payable, promissory notes and accrued expenses. The fair values of these financial instruments approximate their carrying values due to their short term to maturity.

	g)	Basic and Diluted Loss Per Share

In accordance with Statement of Financial Accounting Standards No. 128 (“SFAS 128”), “Earnings Per Share,” basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At August 31, 2009, the Company has no common stock equivalents that were anti-dilutive and excluded in the earnings per share computation. Share and per share amounts have been adjusted to reflect a one-for-ten reverse stock split.

	h)	Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 – “Accounting for Income Taxes” (“SFAS 109”). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

	i)	Foreign Currency Translation

The Company’s functional currency is the US dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

		i)	monetary items are translated at the exchange rate prevailing at the balance sheet date;
		ii)	non-monetary items are translated at the historical exchange rate;
		iii)	revenue and expense are translated at the average rate in effect during the applicable accounting period.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2009 AND 2008
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	i)	Foreign Currency Translation (Continued)

The Company has an operating bank account held in Canadian dollars that may expose them to certain translation risks due to foreign exchange fluctuations between the Canadian and US currencies.

	j)	Use of Estimates

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Actual results may differ from the estimates.

	k)	Impairment of Long-Lived Assets

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

	l)	Asset Retirement Obligations

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

YATERRA VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2009 AND 2008
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

YATERRA VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2009 AND 2008
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	n)	Fair Value of Financial Instruments (Continued)

The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value as of August 31, 2009, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair values:

		QUOTED	SIGNIFICANT
	FAIR VALUE	PRICES	OTHER
	AT	IN ACTIVE	OBSERVABLE
	AUGUST 31	MARKETS	INPUTS
DESCRIPTION	2009	(LEVEL 1)	(LEVEL 2)

Assets:
Cash	$1,941	$1,941	$-
Assets measured at fair value at August 31, 2009	$1,941	$1,941	$-

Liabilities:
Accounts payable and accrued liabilities	$74,333	$-	$74,333
Accounts payable to related parties	19,040	-	19,040
Promissory notes	64,339	-	64,339
Liabilities measured at fair value at August 31, 2009	$157,712	$-	$157,712

o)	Comparative Figures

Certain comparative figures have been reclassified to conform with the current year’s presentation.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

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

YATERRA VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2009 AND 2008
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

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP No. EITF 03-6-1 is not expected to have a material impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 provides guidance as to the period after the balance sheet date during which management must evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity must make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for periods ending after June 15, 2009. The Company has evaluated subsequent events through to December 14, 2009. The adoption of SFAS No. 165 did not have a material effect on the Company’s results of operations, financial position, and cash flows.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2009 AND 2008
(Stated in U.S. Dollars)

3.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards CodificationTM as the source of authoritative accounting guidance under U.S. GAAP. The rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS No. 168 is effective for periods ending after September 15, 2009. The Company does not expect SFAS No. 168 to have a material effect on its results of operations, financial position, and cash flows.

4.	COMPUTER EQUIPMENT

	AUGUST 31			AUGUST 31
	2009			2008
		ACCUMULATED	NET BOOK	NET BOOK
	COST	AMORTIZATION	VALUE	VALUE

Computer equipment	$1,184	$691	$493	$888

5.	MINERAL PROPERTIES

During the period ended August 31, 2007, the Company entered into a purchase agreement to acquire an undivided 100% interest in a mineral claim (known as the “Minnie Claim”) located in the Leecher Creek Mining District, Okanogan County, Washington. The consideration was $6,000 cash (paid) on execution of the agreement.

During the year ended August 31, 2009, the Company entered into a purchase agreement to acquire an undivided interest in a series of ten mineral claims (collectively referred to as the “Blue Jack Claims”) located in Humboldt County, Nevada. The consideration was $16,000 (paid) on execution of the agreement.

On July 14, 2009, the Company entered into an assignment agreement to acquire an undivided 60% interest in a mineral claim (known as the “Frances” claim) situated in the Vancouver Mining District, British Columbia, Canada. The Company paid $500 CDN on execution of the agreement;

YATERRA VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2009 AND 2008
(Stated in U.S. Dollars)

5.	MINERAL PROPERTIES (Continued)

Subsequent to the year ended August 31, 2009, the assignment agreement was amended on October 27, 2009 (the “First Amendment Agreement”) and December 10, 2009 (the “Second Amendment Agreement”) and consideration for the claim is as follows:

1.	$500CDN on execution of the First Amendment Agreement (paid); $500CDN on execution of the Second Amendment Agreement (paid);
2.	an additional $1,000 CDN due on or before February 11, 2010;
3.	2,000 common shares due on or before February 11, 2010;
4.	an additional $3,000 CDN due on or before March 14, 2010;
5.	incurring $10,000 CDN in exploration expenditures by March 14, 2010;
6.	an additional 3,000 common shares due on or before March 14, 2010
7.	an additional $10,000 due on or before July 14, 2010;
8.	An additional 10,000 common shares due on or before July 14, 2010
9.	incurring an additional $150,000 CDN in exploration expenditures by July 14, 2011

All other terms of the agreement remain unchanged.

6.	PROMISSORY NOTES

On January 14, 2009, the Company entered into a promissory note agreement, whereby, it borrowed a total of $10,000 from an arm’s length party. The note bears interest at 10% per annum, is unsecured and is repayable on demand. As at August 31, 2009, a total of $626 has been accrued as interest on the note.

On March 2, 2009, the Company entered into a promissory note agreement, whereby, it borrowed a total of $7,000 from an arm’s length party. The note bears interest at 10% per annum, is unsecured and is repayable on demand. As at August 31, 2009, a total of $350 has been accrued as interest on the note.

On May 31, 2009, the Company entered into a promissory note agreement, whereby, it borrowed a total of $22,770 from an arm’s length party. The note bears interest at 10% per annum, is unsecured and is repayable on demand. As at August 31, 2009, a total of $856 has been accrued as interest on the note.

On June 1, 2009, the Company entered into a promissory note agreement, whereby, it borrowed a total of $750 from an arm’s length party. The note bears interest at 10% per annum, is unsecured and is repayable on demand. As at August 31, 2009, a total of $19 has been accrued as interest on the note.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2009 AND 2008
(Stated in U.S. Dollars)

6.	PROMISSORY NOTES (Continued)

On June 16, 2009, the Company entered into a promissory note agreement, whereby, it borrowed a total of $3,900 from an arm’s length party. The note bears interest at 10% per annum, is unsecured and is repayable on demand. As at August 31, 2009, a total of $81 has been accrued as interest on the note.

On July 15, 2009, the Company entered into a promissory note agreement, whereby, it borrowed a total of $17,710 ($20,000 CDN) from an arm’s length party. The note bears interest at 12% per annum, is unsecured and is repayable on demand. As at August 31, 2009, a total of $277 has been accrued as interest on the note.

7.	CAPITAL STOCK

During the year ended August 31, 2009, the Company completed an offering of 120,000 shares of common stock at a price of $0.50 per share for gross proceeds of $60,000.

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

Included in issued share capital are 900,000 restricted common shares of the Company (2008 – 900,000).

8.	RELATED PARTY TRANSACTIONS

During the year ended August 31, 2009, the Company paid or accrued management fees for services performed in the amount of $42,000 (2008 - $30,000) to directors and also paid or accrued during the period, $6,000 to two members of management (2008 - $9,000).

As at August 31, 2009, a total of $19,040 (August 31, 2008 - $2,000) is owing to a director and two members of management. These amounts are unsecured, do not bear interest and are due on demand.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2009 AND 2008
(Stated in U.S. Dollars)

8.	RELATED PARTY TRANSACTIONS (Continued)

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

10.	SEGMENT INFORMATION

The Company has one reportable operating segment, being the acquisition and exploration of mineral properties. Details of identifiable assets by geographic segments are as follows:

		MINERAL
	CAPITAL	PROPERTY
	ASSETS	INTERESTS

August 31, 2009
USA	$-	$22,000
Canada	493	443

	$493	$22,443

August 31, 2008
USA	$-	$6,000
Canada	888	-

	$888	$6,000

YATERRA VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2009 AND 2008
(Stated in U.S. Dollars)

11.	INCOME TAX

	a)	Income Tax Provision

The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 34% (2008 – 34%) to income before income taxes. The difference results from the following items:

	2009	2008
Loss for the period	$(187,754)	$(105,613)
Computed expected (benefit of) income taxes	(63,836)	(35,908)
Non-deductible item	6,630	2,760
Increase in valuation allowance	57,206	33,148
Income tax provision	$-	$-

b)	Significant components of the Company’s deferred income tax assets are as follows:

	2009	2008

Deferred income tax assets:
Non-capital loss carryforward	$99,600	$42,400
Mineral property and exploration expenditures	10,500	3,890
	110,100	46,290
Valuation allowance	(110,100)	(46,290)

Net deferred income tax assets	$-	$-

YATERRA VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2009 AND 2008
(Stated in U.S. Dollars)

11.	INCOME TAX (Continued)

c)

The Company has incurred operating losses of approximately $293,000 which, if unutilized, will begin to expire in 2027. Subject to certain restrictions, the Company has mineral property and exploration expenditures of $53,400 available to reduce future taxable income. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. As at August 31, 2009, the valuation allowance has increased by $63,810 from the balance as at August 31, 2008. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry forwards:

	INCOME TAX OPERATING
	LOSS CARRY FORWARD
		EXPIRATION
	AMOUNT	DATE

2007	$27,220	2027
2008	97,480	2028
2009	168,300	2029

Total income tax operating loss carry forward	$293,000

12.	SUBSEQUENT EVENTS

The Company entered into promissory notes agreements whereby it borrowed a total of $39,140 from arm’s length parties. The notes bear interest at 10% per annum, are unsecured and are repayable on demand.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On June 22, 2009, we dismissed Williams & Webster, P.S. (“Williams & Webster”) (now known as BehlerMick, P.S.), as our independent public accountants. Our Board of Directors approved the dismissal of Williams & Webster. On the same date, we appointed Davidson & Company LLP, Chartered Accountants, ("Davidson") as our new independent registered public accounting firm. Our Board of Directors approved the engagement of Davidson.

Williams & Webster’s reports on our financial statements for the year ended August 31, 2008 and the period from November 20, 2006 to August 31, 2007 did not contain an adverse opinion or disclaimer of opinion, nor were they modified or qualified as to uncertainty, audit scope or accounting principles with the exception of a statement regarding the uncertainty of our ability to continue as a going concern.

There have been no disagreements during the fiscal year ended August 31, 2008 and the period from November 20, 2006 to August 31, 2007 and the subsequent interim period up to and including the date of dismissal between us and Williams & Webster on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Williams & Webster, would have caused them to make reference to the subject matter of the disagreement in connection with Williams & Webster’s report for the financial statements for the past year and any subsequent interim period up to and including to the date of Williams & Webster’s dismissal.

ITEM 9AT.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15(d)-15(e) as of August 31, 2009 (“Evaluation Date”). Based upon that evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

The framework used to evaluate the effectiveness of our internal controls over financial reporting is based upon guiding principles advocated by The Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992. This guidance provides a set of twenty basic principles representing the fundamental concepts associated with, and drawn directly from, the five components of the framework i.e. control environment, risk assessment, control activities, information and communication and monitoring.

Internal controls over financial reporting is defined in the SEC's rules as those controls designed by the company's principal executive and financial officers to provide reasonable assurance regarding the reliability of the company's financial reporting and the preparation of financial statements in accordance with GAAP.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the year ended August 31, 2009 fairly present our financial condition, results of operations and cash flows in all material respects.

Management’s Assessment on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

Internal controls over financial reporting include those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

2.

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and

3.

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our Principal Executive Officer and Principal Accounting Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of the Evaluation Date, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the Evaluation Date.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

Insufficient Resources: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement control procedures.

Insufficient Written Policies & Procedures: We have insufficient written policies and procedures for accounting and financial reporting.

Inadequate Financial Statement Closing Process: We have an inadequate financial statement closing process.

Lack of Outside Directors on the Company’s Board of Directors: We have a lack of outside directors on the Company’s Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) prepare and implement sufficient written policies and checklists for financial reporting and closing processes and (4) may consider appointing outside directors and audit committee members in the future.

Management, including our Principal Executive Officer and the Principal Accounting Officer, has discussed the material weakness noted above with our third party consulting accountant. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal year ended August 31, 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls and Procedures

Our management, including our Principal Executive Officer and the Principal Accounting Officer, do not expect that the our controls and procedures will prevent all potential errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

ITEM 9B.	OTHER INFORMATION.

Adoption of Code Of Ethics

On December 9, 2009, we adopted a Code of Ethics applicable to our officers and directors, which is a “code of ethics” as defined by applicable rules of the SEC. Each director and officer of the Corporation must comply with the letter and spirit of the Code of Ethics. This purpose of the Code of Ethics is to:

1.	Focus the Board of Directors and each officer on areas of ethical risk;
2.	Provide guidance to directors to help them recognize and deal with ethical issues;
3.	Provide mechanisms to report unethical conduct; and
4.	Help foster a culture of honesty and accountability.

Our Code of Ethics is attached as an exhibit to this Annual Report on Form 10-K for the year ended August 31, 2009.

Adoption of Audit Committee Charter

On December 9, 2009, we adopted an Audit Committee Charter which provides appropriate guidance to audit committee members as to their duties. The audit committee functions are performed by our Board of Directors. Our audit committee is responsible for:

1.	Selection and oversight of our independent accountant;
2.	Establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and audit matters;
3.	Establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and audit methods;
4.	Engaging outside advisors; and
5.	Funding for the outside auditor and any outside advisors engaged by the audit committee.

Our Audit Committee Charter is attached as an exhibit to this Annual Report on Form 10-K for the year ended August 31, 2009.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our executive officers and directors and their age and titles are as follows:

Name of Director	Age	Position
Jarrett F. Bousquet	34	President, Secretary, Treasurer and Director
David K. Ryan	42	Vice-President, Finance
Shane Epp	37	Executive Vice-President
Lindsay E. Gorrill	47	Director

Mr. Jarrett F. Bousquet is our President, Secretary, Treasurer and Director. Mr. Bousquet was appointed as director and officer on November 20, 2006. Since 2003, Mr. Bousquet has been employed by Roxon Universal Medical, selling, setting up, and services medical equipment in a number of Canadian provinces including Alberta, Saskatchewan, Manitoba and Southeastern British Columbia. From 1999 to 2003, Mr. Bousquet was employed as a sports agent and Vice-President of Titan Sports Management Inc. In 1999, Mr. Bousquet received a Bachelor of Science in Kinesiology from the University of Calgary (Alberta, Canada).

Mr. David K. Ryan is our Vice President, Finance. Mr, Ryan was appointed an officer on April 4, 2007. From 1989 to 1995, Mr. Ryan was an account executive at Georgia Pacific Securities in Vancouver. From 1995 to present, Mr. Ryan has worked as an independent investor relations consultant and has participated in raising venture capital through private placements. Mr. Ryan is a former director or officer of DRC Resources and Universal Domains Incorporated. Mr. Ryan completed the Canadian Securities Course in 1988. From 2005 to October 2009, Mr. Ryan served as an executed officer and director of Cignus Ventures Inc., a company quoted on the OTC Bulletin Board and engaged in the acquisition and exploration of mineral properties at the time Mr. Ryan was a director and officer.

Mr. Shane Epp is our Executive Vice President. Mr. Epp was appointed an officer on April 4, 2007. Mr. Epp, (B. Comm.) has been employed by CB Richard Ellis Limited, one of the largest full service real estate brokerage companies in the world, since January 2007. Currently an Associate Vice President of the CBRE Retail Properties Group, he spent the 5 years previous with another large international real estate brokerage firm, Colliers International. Mr. Epp graduated from the University of British Columbia in 1993 with a Bachelor of Commerce, majoring in Urban Land Economics, with a minor in Finance. In addition to his work in the real estate industry, Mr. Epp has been an active investor in public markets for close to 20 years, and has participated in raising venture capital for both public and private companies through limited partnerships, private placements and debt financing.

Mr. Lindsay E. Gorrill is a member of our Board of Directors. Mr. Gorrill was appointed as a member of the Board of Directors on August 28, 2008. Mr. Gorrill has twenty years of senior management experience and has a diverse background with publicly listed companies. Since July 9, 2007, Mr. Gorrill has acted as Chief Executive Officer, Secretary and President of Jayhawk Energy, Inc., a company quoted on the OTC Bulletin Board. From August 2007 to July 2008, Mr. Gorrill served as Chief Financial Officer of Quinto Mining Corp., a company listed on the TSX Venture Exchange. Mr. Gorrill has also held management positions Berkley Resources Inc., a company listed on the TSX Venture Exchange. Until April 2005, Mr. Gorrill acted as President and Chief Executive Officer of WGI Heavy Minerals Inc., a company listed on the Toronto Stock Exchange and engaged in the exploration, production and marketing of industrial metals. Mr. Gorrill is a Chartered Accountant and graduated from Simon Fraser University with a BBA in Finance and Marketing.

None of our executive officers or directors has any formal training as geologists. With the exception of Mr. Gorrill, our executive officers and directors have very limited training on the technical and managerial aspects of managing a mineral exploration company. None of their prior managerial and consulting positions have been in the mineral exploration industry. Accordingly, we will have to rely on the technical services of others to advise us on the managerial aspects specifically associated with a mineral exploration company. We do not have any employees who have professional training or experience in the mining industry. We rely on independent geological consultants to make recommendations to us on work programs on our property, to hire appropriately skilled persons on a contract basis to complete work programs and to supervise, review, and report on such programs to us.

Term of Office

Members of our board of directors are appointed to hold office until the next annual meeting of our stockholders or until his or her successor is elected and qualified, or until they resign or are removed in accordance with the provisions of the Nevada Revised Statutes. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than our executive officers and directors.

We conduct our business through agreements with consultants and arms-length third parties. Currently, we have no formal consulting agreements in place. We have a verbal arrangement with the consulting geologist currently conducting the exploratory work on the Blue Jack Property. We pay to this geologist the usual and customary rates received by geologists performing similar consulting services.

Committees of the Board of Directors

Audit Committee

We have a separately designated audit committee and it consists of the following directors and officers: Jarrett Bousquet, Lindsay Gorrill and David K. Ryan. Mr. Bousquet is not an independent director as he currently acts as President, Secretary and Treasurer. Mr. Gorrill is an independent member of our Board of Directors.

Our board of directors has adopted an Audit Committee Charter which provides appropriate guidance to Audit Committee members as to their duties

Audit Committee Financial Expert

Our Board of Directors has determined that we do not presently have a director who meets the definition of an “audit committee financial expert.” We believe that the cost related to appointing a financial expert to our Board of Directors at this time is prohibitive.

Code of Ethics

We adopted a Code of Ethics applicable to our officers and directors which is a “code of ethics” as defined by applicable rules of the SEC. Our code of ethics is attached as an exhibit to this Annual Report for the year ended August 31, 2009. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our President, Treasurer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a current report on Form 8-K filed with the SEC.

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of such reports received by the Company, other than as described below, we believe that, during the year ended August 31, 2009, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act:

Name and Principal Position	Number of Late Insider Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Shane Epp Execute Vice President	One	One	None

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the total compensation paid to or earned by our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K as of our fiscal years ended August 31, 2009 and 2008.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Jarrett F. Bousquet(1) President, Secretary, Treasurer and Director	2009 2008	30,000 30,000	- -	- -	- -	- -	- -	- -	30,000 30,000
David K. Ryan(2) Vice-President, Finance	2009 2008	3,000 4,500	- -	- -	- -	- -	- -	- -	3,000 4,500
Shane Epp(3) Executive Vice- President	2009 2008	3,000 4,500	- -	- -	- -	- -	- -	- -	3,000 4,500

Notes:
(1)	Under the terms of a verbal agreement, Mr. Bousquet is paid $2,500 per month for his services.
(2)	We have accrued $250 per month for Mr. Ryan acting as Vice-President, Finance.
(3)	We have accrued $250 per month for Mr. Epp acting as Executive Vice-President.

Outstanding Equity Awards At Fiscal Year End

As at August 31, 2009, we did not have any outstanding equity awards.

Director Compensation

The following table sets forth the compensation paid to our directors for the fiscal year ended August 31, 2009.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Lindsay E. Gorrill(1)	12,000	-	-	-	-	-	12,000

Notes:
(1)	Under the terms of a verbal agreement, Mr. Gorrill is paid $1,000 per month for his services.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

We have no equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of December 4, 2009 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities of our shares of common stock, (ii) our executive officers and directors, and (iii) our named executive officers as defined in Item 402(m)(2) of Regulation S-K. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
Security Ownership of Management
Common Stock	Jarrett F. Bousquet President, Secretary, Treasurer and Director	900,000 (Direct)	55.2%
Common Stock	David K. Ryan Vice-President, Finance	Nil	Nil
Common Stock	Shane Epp Executive Vice-President	Nil	Nil
Common Stock	Lindsay E. Gorrill Director	Nil	Nil
Common Stock	All Officers and Directors as a Group (4 persons)	900,000 (Direct)	55.2%
Security Ownership of Certain Beneficial Owners
Common Stock	Jarrett F. Bousquet President, Secretary, Treasurer and Director 554 Chararral Drive SE Calgary, AB T2X 3V9	900,000 (Direct)	55.2%

Notes:
(1)

A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 4, 2009. As of December 4, 2009, there were 1,630,000 shares of our common stock issued and outstanding.

Changes in Control

We are not aware of any arrangement which may result in a change in control in the future.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

RELATED TRANSACTIONS

Except as disclosed below, none of the following parties has, during our last two fiscal years, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

(i)	Any of our directors or officers;
(ii)	Any person proposed as a nominee for election as a director;
(iii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
(iv)	Any of our promoters; and
(v)	Any relative or spouse of any of the foregoing persons who has the same house as such person.

On November 17, 2006, we issued 9,000,000 pre-reverse split shares of common stock to our President, Secretary, Treasurer and a Director, Jarrett F. Bousquet, at a price of $0.001 per share. As a result of our 1-for-10 reverse split completed on August 12, 2008, Mr. Bousquet now holds 900,000 shares of our common stock. The shares were issued pursuant to Section 4(2) of the Securities Act and are restricted shares as defined in the Securities Act.

DIRECTOR INDEPENDENCE

Our common stock is quoted on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. Under NASDAQ Rule 5605(a)(2), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Lindsay Gorrill is our sole independent director.

As a result of our limited operating history and minimal resources, our management believes that it will have difficulty in attracting independent directors. In addition, we would likely be required to obtain directors and officers insurance coverage in order to attract and retain independent directors. Our management believes that the costs associated with maintaining such insurance is prohibitive at this time.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed for the two most recently completed fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal periods were as follows:

	Year Ended August 31, 2009	Year Ended August 31, 2008

Audit Fees	$30,098	$29,079
Audit-Related Fees	NIL	NIL
Tax Fees	NIL	NIL
All Other Fees	NIL	NIL
Total	$30,098	$29,079

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation. (1)
3.2	Bylaws, as amended. (1)
10.1	Purchase Agreement (Minnie Claim) dated March 28, 2007 between Yaterra and Multi Metal Mining Corp. (1)
10.2	Purchase Agreement (Blue Jack Property) dated August 29, 2008 between Yaterra and Howard V. Metzler. (1)
10.3	Option Agreement (Frances Property) dated July 14, 2009 between Yaterra and Geoffrey Goodall.(2)
10.4	Amendment Agreement (Frances Property) dated October 27, 2009 between Yaterra and Geoffrey Goodall.
10.5	Second Amendment Agreement (Frances Property) dated December 10, 2009 between Yaterra and Geoffrey Goodall.
14.1	Code of Ethics
31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Accounting Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter.

Notes
(1)	Previously filed as an exhibit to our Registration Statement on Form S-1 originally filed with the SEC on December 8, 2008, as amended January 8, 2009 and declared effective January 13, 2009.
(2)	Previously filed as an exhibit to our Quarterly Statement on Form 10-Q filed with the SEC on July 16, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YATERRA VENTURES INC.

Date:	December 14, 2009	By:	/s/ Jarrett F. Bousquet
JARRETT F. BOUSQUET
President, Secretary, Treasurer, and Director
(Principal Executive Officer)

Date:	December 14, 2009	By:	/s/ David K. Ryan
DAVID K. RYAN
Vice-President, Finance
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	December 14, 2009	By:	/s/ Jarrett F. Bousquet
JARRETT F. BOUSQUET
President, Secretary, Treasurer, and Director
(Principal Executive Officer)

Date:	December 14, 2009	By:	/s/ David K. Ryan
DAVID K. RYAN
Vice-President, Finance
(Principal Accounting Officer)

Date:	December 14, 2009	By:	/s/ Lindsay E. Gorrill
LINDSAY E. GORRILL
Director