Form 10-Q
period 2009-11-30
YATERRA VENTURES CORP.
filed 2010-01-14
CIK 1406588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ x ] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (s. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes[ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No[ x ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of January 12, 2010, the Issuer had 1,630,000 Shares of Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended November 30, 2009 are not necessarily indicative of the results that can be expected for the year ending August 31, 2010.

As used in this Quarterly Report, the terms "we,” "us,” "our,” “Yaterra” and the “Company” mean Yaterra Ventures Corp. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

FIRST QUARTER FINANCIAL STATEMENTS

NOVEMBER 30, 2009
(Unaudited)
(Stated in U.S. Dollars)

YATERRA VENTURES CORP.
(An Exploration Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

	NOVEMBER 30	AUGUST 31
	2009	2009
	(Unaudited)
ASSETS

Current
Cash	$2,881	$1,941

Computer Equipment (Note 4)	394	493
Mineral Property Acquisition Costs (Note 5)	22,443	22,443

Total Assets	$25,718	$24,877

LIABILITIES

Current
Accounts payable and accrued liabilities	$80,558	$74,333
Accounts payable to related parties (Note 8)	22,000	19,040
Promissory notes (Note 6)	85,371	64,339
Total Current Liabilities	187,929	157,712

STOCKHOLDERS’ EQUITY (DEFICIT)

Capital Stock (Note 7)
Authorized:
100,000,000 common shares with a par value of $0.001
per share
100,000,000 preferred shares with a par value of $0.001
per share – none issued

Issued:
1,630,000 common shares as at November 30, 2009
and August 31, 2009	1,630	1,630

Additional Paid-In Capital	189,370	189,370
Deficit Accumulated During The Exploration Stage	(353,211)	(323,835)
Total Stockholders’ Equity (Deficit)	(162,211)	(132,835)

Total Liabilities and Stockholders’ Equity (Deficit)	$25,718	$24,877

The accompanying condensed notes are an integral part of these interim financial statements.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
	THREE	THREE	INCEPTION
	MONTHS	MONTHS	NOVEMBER 20
	ENDED	ENDED	2006 TO
	NOVEMBER 30	NOVEMBER 30	NOVEMBER 30
	2009	2008	2009

Expenses
Accounting and audit	$5,000	$15,326	$75,920
Bank charges and interest	2,603	92	6,547
Consulting fees	150	150	1,700
Depreciation	99	99	790
Management fees	12,000	9,000	111,500
Mineral property exploration costs	-	10,626	30,938
Office and administrative	4,092	4,510	29,605
Professional fees	4,151	6,410	70,154
Transfer agent and filing fees	1,281	675	12,434
Travel and promotion	-	1,281	13,623

Net Loss For The Period	$(29,376)	$(48,169)	$(353,211)

Basic And Diluted Loss Per Share	$(0.02)	$(0.03)

Weighted Average Number Of Common
Shares Outstanding	1,630,000	1,590,440

The accompanying condensed notes are an integral part of these interim financial statements.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
	THREE	THREE	INCEPTION
	MONTHS	MONTHS	NOVEMBER 20
	ENDED	ENDED	2006 TO
	NOVEMBER 30	NOVEMBER 30	NOVEMBER 30
	2009	2008	2009

Cash (Used In) Operating Activities
Net loss	$(29,376)	$(48,169)	$(353,211)
Depreciation	99	99	790
Interest accrued on promissory notes	1,847	-	4,056

Changes in non-cash operating working
capital items:
Prepaid expenses	-	(2,500)	-
Deposits	-	2,014	-
Accounts payable and accrued liabilities	6,225	12,775	80,558
Accounts payable to related parties	2,960	-	22,000
	(18,245)	(35,781)	(245,807)
Cash (Used In) Investing Activities
Mineral property acquisition costs	-	(16,000)	(22,443)
Computer equipment	-	-	(1,184)
	-	(16,000)	(23,627)
Cash Provided By Financing Activities
Issue of share capital	-	60,000	191,000
Promissory notes	19,185	-	81,315
	19,185	60,000	272,315

Increase In Cash	940	8,219	2,881

Cash, Beginning Of Period	1,941	1,720	-

Cash, End Of Period	$2,881	$9,939	$2,881

Supplemental Disclosure Of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

There were no material non-cash financing or investing activities during the periods presented.

The accompanying condensed notes are an integral part of these interim financial statements.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

NOVEMBER 30, 2009
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto included for the fiscal year ended August 31, 2009. The Company assumes that the readers of these interim financial statements herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s financial statements for the fiscal year ended August 31, 2009, has been omitted. The results of operations for the three month period ended November 30, 2009 are not necessarily indicative of results for the entire year ending August 31, 2010.

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

NOVEMBER 30, 2009
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS (Continued)

As shown in the accompanying financial statements, the Company has incurred a net loss of $353,211 for the period from November 20, 2006 (inception) to November 30, 2009, and has no sales. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its natural resource properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

The Company’s financial statements are prepared using the accrual method of accounting. Until such properties are acquired and developed, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the exploration stage.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

NOVEMBER 30, 2009
(Unaudited)
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	c)	Mineral Property Interests

The Company is an exploration stage mining company and has not yet realized any revenue from its operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Exploration costs are expensed as incurred regardless of the stage of development or existence of reserves. Costs of acquisition are capitalized subject to impairment testing when facts and circumstances indicate impairment may exist.

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

YATERRA VENTURES CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

NOVEMBER 30, 2009
(Unaudited)
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	d)	Cash

Cash consists of cash on deposit with high quality major financial institutions, and to date has not experienced losses on any of its balances. The carrying amounts approximate fair market value due to the liquidity of these deposits.

	e)	Computer Equipment

Computer equipment is recorded at cost and will be depreciated over an estimated useful life of three years on a straight-line basis.

	f)	Financial Instruments

The Company’s financial instruments include cash, accounts payable and accrued liabilities, accounts payable to related parties and promissory notes. The fair values of these financial instruments approximate their carrying values due to their short term to maturity.

	g)	Basic and Diluted Loss Per Share

Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At November 30, 2009, the Company has no common stock equivalents that were anti-dilutive and excluded in the earnings per share computation. Share and per share amounts have been adjusted to reflect a one-for-ten reverse stock split.

	h)	Income Taxes

The Company uses an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

NOVEMBER 30, 2009
(Uaudited)
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

YATERRA VENTURES CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

NOVEMBER 30, 2009
(Unaudited)
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	l)	Asset Retirement Obligations

An asset retirement obligation (“ARO”) is a legal obligation associated with the retirement of a tangible long-lived asset that the Company is required to settle. The Company recognizes the fair value of a liability for the ARO in the year in which it is incurred when a reasonable estimate of fair value can be made. The carrying amount of the related long- lived asset is increased by the same amount as the liability.

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

NOVEMBER 30, 2009
(Unaudited)
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	n)	Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market. The Company uses a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value as of November 30, 2009, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair values:

		QUOTED	SIGNIFICANT
	FAIR VALUE	PRICES	OTHER
	AT	IN ACTIVE	OBSERVABLE
	NOVEMBER 30	MARKETS	INPUTS
DESCRIPTION	2009	(LEVEL 1)	(LEVEL 2)

Assets:
Cash	$2,881	$2,881	$-
Assets measured at fair value at November 30, 2009	$2,881	$2,881	$-

Liabilities:
Accounts payable and accrued liabilities	$80,558	$-	$80,558
Accounts payable to related parties	22,000	-	22,000
Promissory notes	85,371	-	85,371
Liabilities measured at fair value at November 30, 2009	$187,929	$-	$187,929

o)	Comparative Figures

Certain comparative figures have been reclassified to conform with the current period’s presentation.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

NOVEMBER 30, 2009
(Unaudited)
(Stated in U.S. Dollars)

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance establishing the FASB Accounting Standards CodificationTM as the source of authoritative accounting guidance under U.S. GAAP. The rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The guidance is effective for periods ending after September 15, 2009 and did not have an impact on the Company’s financial position and results of operations.

4.	COMPUTER EQUIPMENT

		NOVEMBER 30		AUGUST 31
		2009		2009
		ACCUMULATED	NET BOOK	NET BOOK
	COST	AMORTIZATION	VALUE	VALUE

Computer equipment	$1,184	$790	$394	$493

5.	MINERAL PROPERTIES

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

NOVEMBER 30, 2009
(Unaudited)
(Stated in U.S. Dollars)

5.	MINERAL PROPERTIES (Continued)

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

The assignment agreement was amended on October 27, 2009 (the “First Amendment Agreement”) and December 10, 2009 (the “Second Amendment Agreement”) and consideration for the claim is as follows:

	1.	$500 CDN on execution of the First Amendment Agreement (paid in December 2009); $500 CDN on execution of the Second Amendment Agreement (paid in December 2009);
	2.	an additional $1,000 CDN due on or before February 11, 2010;
	3.	2,000 common shares due on or before February 11, 2010;
	4.	an additional $3,000 CDN due on or before March 14, 2010;
	5.	incurring $10,000 CDN in exploration expenditures by March 14, 2010;
	6.	an additional 3,000 common shares due on or before March 14, 2010
	7.	an additional $10,000 due on or before July 14, 2010;
	8.	An additional 10,000 common shares due on or before July 14, 2010
	9.	incurring an additional $150,000 CDN in exploration expenditures by July 14, 2011

All other terms of the agreement remain unchanged.

6.	PROMISSORY NOTES

On January 14, 2009, the Company entered into a promissory note agreement, whereby, it borrowed a total of $10,000 from an arm’s length party. The note bears interest at 10% per annum, is unsecured and is repayable on demand. As at November 30, 2009, a total of $877 has been accrued as interest on the note.

On March 2, 2009, the Company entered into a promissory note agreement, whereby, it borrowed a total of $7,000 from an arm’s length party. The note bears interest at 10% per annum, is unsecured and is repayable on demand. As at November 30, 2009, a total of $524 has been accrued as interest on the note.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

NOVEMBER 30, 2009
(Unaudited)
(Stated in U.S. Dollars)

6.	PROMISSORY NOTES (Continued)

On May 31, 2009, the Company entered into a promissory note agreement, whereby, it borrowed a total of $22,770 from an arm’s length party. The note bears interest at 10% per annum, is unsecured and is repayable on demand. As at November 30, 2009, a total of $1,422 has been accrued as interest on the note.

On June 1, 2009, the Company entered into a promissory note agreement, whereby, it borrowed a total of $750 from an arm’s length party. The note bears interest at 10% per annum, is unsecured and is repayable on demand. As at November 30, 2009, a total of $37 has been accrued as interest on the note.

On June 16, 2009, the Company entered into a promissory note agreement, whereby, it borrowed a total of $3,900 from an arm’s length party. The note bears interest at 10% per annum, is unsecured and is repayable on demand. As at November 30, 2009, a total of $178 has been accrued as interest on the note.

On July 15, 2009, the Company entered into a promissory note agreement, whereby, it borrowed a total of $17,710 ($20,000 CDN) from an arm’s length party. The note bears interest at 12% per annum, is unsecured and is repayable on demand. As at November 30, 2009, a total of $839 has been accrued as interest on the note.

On October 9, 2009, the Company entered into a promissory note agreement, whereby, it borrowed a total of $200 from an arm’s length party. The note bears interest at 10% per annum, is unsecured and is repayable on demand. As at November 30, 2009, a total of $3 has been accrued as interest on the note.

On October 27, 2009, the Company entered into a promissory note agreement, whereby, it borrowed a total of $18,985 ($20,000 CDN) from an arm’s length party. The note bears interest at 10% per annum, is unsecured and is repayable on demand. As at November 30, 2009, a total of $176 has been accrued as interest on the note.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

NOVEMBER 30, 2009
(Unaudited)
(Stated in U.S. Dollars)

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

Included in issued share capital are 900,000 restricted common shares of the Company (August 31, 2009 – 900,000).

8.	RELATED PARTY TRANSACTIONS

During the three month period ended November 30, 2009, the Company paid or accrued management fees for services performed in the amount of $10,500 (2008 - $7,500) to directors and also paid or accrued during the period, $1,500 (2008 - $1,500) to two members of management.

As at November 30, 2009, a total of $22,000 (August 31, 2009 - $19,040) is owing to a director and two members of management. These amounts are unsecured, do not bear interest and are due on demand.

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

NOVEMBER 30, 2009
(Unaudited)
(Stated in U.S. Dollars)

10.	SEGMENT INFORMATION

The Company has one reportable operating segment, being the acquisition and exploration of mineral properties. Details of identifiable assets by geographic segments are as follows:

		MINERAL
	CAPITAL	PROPERTY
	ASSETS	INTERESTS

November 30, 2009
USA	$-	$22,000
Canada	394	443

	$394	$22,443

August 31, 2009
USA	$-	$22,000
Canada	493	443

	$493	$22,443

11.	SUBSEQUENT EVENT

The Company evaluated subsequent events through January 14, 2010, the date these financial statements were filed.

Subsequent to November 30, 2009, the Company entered into promissory notes agreements whereby it borrowed a total of $26,400 from arm’s length parties. The notes bear interest at 10% per annum, are unsecured and repayable on demand.

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

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. Currently, we hold a 100% interest in two mineral properties that we call the “Blue Jack Property” and the “Minnie Claim”. The Blue Jack Property is comprised of 10 mineral claims covering approximately 206 acres located in Humboldt County, Nevada. The Minnie Claim covers an area of 20 acres, located in the Leecher Creek Mining Division, Washington State. We plan to focus our resources on the Blue Jack Property in order to assess whether it possesses mineral deposits of lead, zinc, copper, silver, gold or uranium capable of commercial extraction. Due to the potential of the Blue Jack Property, we have suspended our exploration program on the Minnie Claim.

In addition to the Blue Jack Property and the Minnie Claim, we also have an option to acquire a 60% interest (the “Option”) in a property referred to as the Frances Property. The Frances Property consists of 206 hectares and is located in the Vancouver Mining District, British Columbia. Under the terms of an option agreement dated July 14, 2009, as amended on October 27, 2009 (the “First Amendment Agreement”) and December 10, 2009 (the “Second Amendment Agreement”), between the Company and Geoffrey Goodall (the “Optionor”), in order to exercise and maintain the Option, we are required to do the following:

(a)	pay $500 CDN to the Optionor on execution of the option agreement (which amount has been paid);

(b)	pay $500 CDN to the Optionor on execution of the First Amendment Agreement (which amount has been paid);

(c)	pay $500 CDN to the Optionor on execution of the Second Amendment Agreement (which amount has been paid);

(d)	pay an aggregate of $14,000 CDN to the Optionor as follows:

(i) $1,000 CDN on or before February 11, 2010;
(ii) $3,000 CDN on or before March 14, 2010; and
(iii) $10,000 CDN on or before July 14, 2010;

(e)	issue an aggregate of 15,000 shares of our common stock to the Optionor as follows:

	(i)	2,000 shares on or before February 11, 2010;
	(ii)	3,000 shares on or before March 14, 2010; and
	(iii)	10,000 shares on or before July 14, 2010; and

(f)	incur exploration expenditures of $160,000 CDN on the Frances Property as follows:

	(i)	$10,000 CDN on or before on or before March 14, 2010; and
	(ii)	$150,000 on or before July 14, 2011.

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

We plan to conduct Phase Ia of our exploration program on the Blue Jack Property in Spring 2010. However, we will require additional financing in order to implement Phase Ia of our exploration program on the Blue Jack Property. If we are able to raise additional financing, of which there is no assurance, our plan for the Blue Jack Property is as follows.

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

To date, we have not earned any revenues and we do not anticipate earning revenues in the near future. As at November 30, 2009, we had $2,881 cash on hand. As such, we do not have sufficient financial resources to meet the anticipated costs of completing our exploration program for the Blue Jack Property and the option payments for the Frances Property. Accordingly, we will need to obtain additional financing in order to complete our plan of operation and meet our current obligations as they come due. We currently do not have any arrangements for financing and we may not be able to obtain financing. Obtaining additional financing would be subject to a number of factors outside of our control, including the results from our exploration program, and any unanticipated problems relating to our mineral exploration activities, such as environmental assessments and additional costs and expenses that may exceed our current estimates. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us in which case our business will fail.

RESULTS OF OPERATIONS

Three Months Summary
			Percentage
	Three Months Ended	Three Months Ended	Increase /
	November 30, 2009	November 30, 2008	(Decrease)
Revenue	$-	$-	n/a
Expenses	(29,376)	(48,169)	(39.0)%
Net Income (Loss)	$(29,376)	$(48,169)	(39.0)%

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

Expenses

Our expenses for the three months ended November 30, 2009 and 2008 consisted of the following:

			Percentage
	Three Months Ended	Three Months Ended	Increase /
	November 30, 2009	November 30, 2008	(Decrease)
Accounting and Audit	$5,000	$15,326	(67.4)%
Bank Charges and Interest	2,603	92	2,729.3%
Consulting Fees	150	150	0.0%
Depreciation	99	99	0.0%
Management Fees	12,000	9,000	33.3%
Mineral Property Exploration Costs	-	10,626	(100)%
Office and Administrative	4,092	4,510	(9.3)%
Professional Fees	4,151	6,410	(35.2)%
Transfer Agent and Filing Fees	1,281	675	89.8%
Travel and Promotion	-	1,281	(100)%
Total Expenses	$29,376	$48,169	(39.0)%

During the three months ended November 30, 2009, our operating expenses decreased as compared to the three months ended November 30, 2008 as a result of decreases in accounting and audit expenses, professional fees, mineral property exploration costs and office and administrative expenses.

Audit and accounting expenses and professional expenses primarily relate to expenses incurred in connection with meeting our ongoing reporting requirements under the Exchange Act. The additional professional fees for the three months ended November 30, 2008 relate to the preparation and filing of our Registration Statement on Form S-1.

Management Fees consists of fees incurred to our executive directors and officers.

The additional mineral property costs for the three months ended November 30, 2008 is due to our acquisition of the Blue Jack Property in September 2008.

If we are able to obtain sufficient financing to proceed with our plan of operation, of which there is no assurance, we expect that our expenses will increase significantly as we engage in mining and exploration activities.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	As at	As at	Increase /
	November 30, 2009	August 31, 2009	(Decrease)
Current Assets	$2,881	$1,941	48.4%
Current Liabilities	(187,929)	(157,712)	19.2%
Working Capital (Deficit)	$(185,048)	$(155,771)	18.8%

Cash Flows
	Three Months Ended	Three Months Ended
	November 30, 2009	November 30, 2008
Cash Flows Used In Operating Activities	$(18,245)	$(35,781)
Cash Flows Used in Investing Activities	-	(16,000)
Cash Flows Provided By Financing Activities	19,185	60,000
Increase (Decrease) In Cash During Period	$940	$8,219

As of November 30, 2009, we had $2,881 cash on hand and a working capital deficit of $185,048. The increase in our working capital deficit is primarily a result of: (i) an increase in accounts payable due to a lack of capital to meet our ongoing expenditures; and (ii) the fact that we received short term loans of $19,185 from arms length parties. The loans bear interest at 10% per annum, are unsecured and due on demand.

Subsequent to the three months ended November 30, 2009, we received a short term loan of $26,400 from arms length parties. The loans bear interest at 10% per annum, are unsecured and due on demand.

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

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 2 of our interim financial statements included in this Quarterly Report. We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations.

Use of Estimates

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Actual results may differ from the estimates.

Exploration Stage Enterprise

Our financial statements are prepared using the accrual method of accounting. Until such properties are acquired and developed, we will continue to prepare our financial statements and related disclosures in accordance with entities in the exploration stage.

Mineral Property Interests

We are an exploration stage mining company and have not yet realized any revenue from our operations. We are primarily engaged in the acquisition, exploration and development of mining properties. Exploration costs are expensed as incurred regardless of the stage of development or existence of reserves. Costs of acquisition are capitalized subject to impairment testing when facts and circumstances indicate impairment may exist.

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15(d)-15(e) as of November 30, 2009 (“Evaluation Date”). Based upon that evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended August 31, 2009 (the "2009 Annual Report").

Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2009 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended November 30, 2009 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended November 30, 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

As at November 30, 2009, we had $2,881 cash on hand. Our ability to implement Phases 1a, 1b and 1c of our exploration program on the Blue Jack Property will be subject to our obtaining additional financing. We will also require additional financing in order to meet our obligations under the option agreement to acquire a 60% undivided interest in the Frances Property. Our ability to obtain additional financing could be subject to a number of factors outside of our control, including the results from our exploration program, and any unanticipated problems relating to our mineral exploration activities, including environmental assessments and additional costs and expenses that may exceed our current estimates. If we are unable to obtain additional financing in the amounts and when needed, our business could fail.

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

There are several governmental regulations that materially restrict mineral exploration. We are subject to the laws of the State of Nevada, the State of Washington and the Province of British Columbia, Canada as we carry out our exploration programs. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. If we enter the production phase, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. Examples of regulatory requirements include:

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

At this stage of our development, the annual costs of complying with regulatory requirements in Nevada, Washington and British Columbia are expected to be minimal. There is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program. We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. If remediation costs exceed our cash reserves we may be unable to complete our exploration program and have to abandon our operations.

Because our executive officers and directors do not have formal training specific to the technicalities of mineral exploration, there is a higher risk that our business will fail.

None of our executive officers and directors has any formal training as a geologist. With the exception of our director, Mr. Lindsay E. Gorrill, our executive officers and directors have only limited training in the technical aspects of managing a mineral exploration company. With very limited direct training or experience in these areas, our management may not be fully aware of the specific requirements related to working within this industry. Our management's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation.(1)
3.2	Bylaws, as amended.(1)

Exhibit
Number	Description of Exhibits
10.1	Purchase Agreement (Minnie Claim) dated March 28, 2007 between Yaterra and Multi Metal Mining Corp.(1)
10.2	Purchase Agreement (Blue Jack Property) dated August 29, 2008 between Yaterra and Howard V. Metzler. (1)
10.3	Option Agreement (Frances Property) dated July 14, 2009 between Yaterra and Geoffrey Goodall.(2)
10.4	Amendment Agreement (Frances Property) dated October 27, 2009 between Yaterra and Geoffrey Goodall.(3)
10.5	Second Amendment Agreement (Frances Property) dated December 10, 2009 between Yaterra and Geoffrey Goodall.(3)
14.1	Code of Ethics.(3)
31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Accounting Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter.(3)

Notes
(1)	Previously filed as an exhibit to our Registration Statement on Form S-1 originally filed with the SEC on December 8, 2008, as amended January 8, 2009 and declared effective January 13, 2009.
(2)	Previously filed as an exhibit to our Quarterly Statement on Form 10-Q filed with the SEC on July 16, 2009.
(3)	Previously filed as an exhibit to our Annual Report on Form 10-K filed with the SEC on December 15, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YATERRA VENTURES CORP.

Date:	January 14, 2010	By:	/s/ Jarrett F. Bousquet
JARRETT F. BOUSQUET
President, Secretary and Treasurer
(Principal Executive Officer)

Date:	January 14, 2010	By:	/s/ David K. Ryan
DAVID K. RYAN
Vice President, Finance
(Principal Accounting Officer)