Form 10-Q
period 2010-02-28
YATERRA VENTURES CORP.
filed 2010-04-19
CIK 1406588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ x ] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ x ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of April 12, 2010, the Issuer had 1,630,000 Shares of Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended February 28, 2010 are not necessarily indicative of the results that can be expected for the year ending August 31, 2010.

As used in this Quarterly Report, the terms "we,” "us,” "our,” “Yaterra” and the “Company” mean Yaterra Ventures Corp. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

SECOND QUARTER FINANCIAL STATEMENTS

FEBRUARY 28, 2010
(Unaudited)
(Stated in U.S. Dollars)

YATERRA VENTURES CORP.
(An Exploration Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

	FEBRUARY 28	AUGUST 31
	2010	2009

ASSETS

Current
Cash	$4,453	$1,941
Total Current Assets	4,453	1,941

Computer Equipment (Note 4)	296	493
Mineral Property Acquisition Costs (Note 5)	23,403	22,443

Total Assets	$28,152	$24,877

LIABILITIES

Current
Accounts payable and accrued liabilities	$91,189	$74,333
Accounts payable to related parties (Note 8)	23,250	19,040
Promissory notes (Note 6)	125,804	64,339
Total Current Liabilities	240,243	157,712

STOCKHOLDERS’ EQUITY (DEFICIT)

Capital Stock (Note 7)
Authorized: 100,000,000 common shares with a par value of $0.001 per share 100,000,000 preferred shares with a par value of $0.001 per share – none issued

Issued: 1,630,000 common shares as at February 28, 2010 and August 31, 2009	1,630	1,630

Additional Paid-In Capital	189,370	189,370
Deficit Accumulated During The Exploration Stage	(403,091)	(323,835)
Total Stockholders’ Equity (Deficit)	(212,091)	(132,835)

Total Liabilities and Stockholders’ Equity (Deficit)	$28,152	$24,877

The accompanying condensed notes are an integral part of these interim financial statements.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
	THREE		SIX		INCEPTION
	MONTHS		MONTHS		NOVEMBER 20
	ENDED		ENDED		2006 TO
	FEBRUARY 28		FEBRUARY 28		FEBRUARY 28
	2010	2009	2010	2009	2010

Expenses
Accounting and audit	$14,707	$8,817	$19,707	$24,143	$90,627
Bank charges and interest	3,345	375	5,948	467	9,892
Consulting fees	150	150	300	300	1,850
Depreciation	98	99	197	198	888
Management fees	12,000	9,000	24,000	18,000	123,500
Mineral property exploration costs	5,560	7,334	5,560	17,960	36,498
Office and administrative	4,129	2,758	8,221	7,268	33,734
Professional fees	6,930	30,049	11,081	36,459	77,084
Transfer agent and filing fees	2,961	-	4,242	675	15,395
Travel and promotion	-	997	-	2,278	13,623

Net Loss For The Period	$(49,880)	$(59,579)	$(79,256)	$(107,748)	$(403,091)

Basic And Diluted Loss Per Share	$(0.03)	$(0.04)	$(0.05)	$(0.07)

Weighted Average Number Of Common Shares Outstanding	1,630,000	1,630,000	1,630,000	1,610,110

The accompanying condensed notes are an integral part of these interim financial statements.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
	SIX		INCEPTION
	MONTHS		NOVEMBER 20
	ENDED		2006 TO
	FEBRUARY 28		FEBRUARY 28
	2010	2009	2010

Cash (Used In) Operating Activities
Net loss	$(79,256)	$(107,748)	$(403,091)
Depreciation	197	198	888
Interest accrued on promissory notes	4,542	123	6,751
Unrealized foreign exchange	1,338	-	1,338

Changes in non-cash operating working capital items:
Prepaid expenses	-	(2,905)	-
Deposits	-	2,323	-
Accounts payable and accrued liabilities	16,856	49,937	91,189
Accounts payable to related parties	4,210	(2,500)	23,250
	(52,113)	(60,572)	(279,675)
Cash (Used In) Investing Activities
Mineral property acquisition costs	(960)	(16,000)	(23,403)
Computer equipment	-	-	(1,184)
	(960)	(16,000)	(24,587)
Cash Provided By Financing Activities
Issue of share capital	-	60,000	191,000
Promissory notes	55,585	10,000	117,715
Checks written in excess of cash	-	4,852	-
	55,585	74,852	308,715

Increase (Decrease) In Cash	2,512	(1,720)	4,453

Cash, Beginning Of Period	1,941	1,720	-

Cash, End Of Period	$4,453	$-	$4,453

Supplemental Disclosure Of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

There were no material non-cash financing or investing activities during the periods presented.

The accompanying condensed notes are an integral part of these interim financial statements.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

FEBRUARY 28, 2010
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto included for the fiscal year ended August 31, 2009. The Company assumes that the readers of these interim financial statements herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s financial statements for the fiscal year ended August 31, 2009, has been omitted. The results of operations for the six month period ended February 28, 2010 are not necessarily indicative of results for the entire year ending August 31, 2010.

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

FEBRUARY 28, 2010
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS (Continued)

As shown in the accompanying financial statements, the Company has incurred a net loss of $403,091 for the period from November 20, 2006 (inception) to February 28, 2010, and has no sales. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its natural resource properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates.

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

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

FEBRUARY 28, 2010
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

FEBRUARY 28, 2010
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

The Company’s financial instruments include cash, accounts payable and accrued liabilities, accounts payable to related parties and promissory notes. As at February 28, 2010, the fair values of these financial instruments approximate their carrying values due to their short term to maturity.

	g)	Basic and Diluted Loss Per Share

Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At February 28, 2010, the Company has no common stock equivalents that were anti-dilutive and excluded in the earnings per share computation. Share and per share amounts have been adjusted to reflect a one-for-ten reverse stock split.

	h)	Income Taxes

The Company uses an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

FEBRUARY 28, 2010
(Uaudited)
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	i)	Foreign Currency Translation

The Company’s functional currency is the US dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

		i)	monetary items are translated at the exchange rate prevailing at the balance sheet date;
		ii)	non-monetary items are translated at the historical exchange rate;
		iii)	revenue and expenses are translated at the average rate in effect during the applicable accounting period.

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

	n)	Impairment of Long-Lived Assets

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

YATERRA VENTURES CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

FEBRUARY 28, 2010
(Unaudited)
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	n)	Asset Retirement Obligations

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

	n)	Environmental Protection and Reclamation Costs

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

FEBRUARY 28, 2010
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

The following table presents information about the Company’s financial instruments that have been measured at fair value as of February 28, 2010, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair values:

		QUOTED	SIGNIFICANT
	FAIR VALUE	PRICES	OTHER
	AT	IN ACTIVE	OBSERVABLE	UNOBSERVABLE
	FEBRUARY 28	MARKETS	INPUTS	INPUTS
DESCRIPTION	2010	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)

Assets:
Cash	$4,453	$4,453	$-	$-
Assets measured at fair value at February 28, 2010	$4,453	$4,453	$-	$-

o)	Comparative Figures

Certain comparative figures have been reclassified to conform with the current period’s presentation.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

FEBRUARY 28, 2010
(Unaudited)
(Stated in U.S. Dollars)

3.	RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In June, 2009, the FASB issued Update No. 2009-01, The FASB Accounting Standards CodificationTM (“ASC”) as the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. This guidance is set forth in Topic 105 (“ASC 105”). Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This statement is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009, which, for the Company, is the interim period ending November 30, 2009. The adoption of this statement did not have a material effect on its financial results.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements, amending ASC 820. ASU 2010-06 requires entities to provide new disclosures and clarify existing disclosures relating to fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2010-06, but does not expect its adoption to have a material impact on the Company’s financial position or results of operations.

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements amending ASC 605. ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. ASU 2009-13 eliminates the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact of ASU 2009-13, but does not expect its adoption to have a material impact on the Company’s financial position or results of operations.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

FEBRUARY 28, 2010
(Unaudited)
(Stated in U.S. Dollars)

4.	COMPUTER EQUIPMENT

		FEBRUARY 28		AUGUST 31
		2010		2009
		ACCUMULATED	NET BOOK	NET BOOK
	COST	AMORTIZATION	VALUE	VALUE

Computer equipment	$1,184	$888	$296	$493

5.	MINERAL PROPERTIES

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

On July 14, 2009, the Company entered into an assignment agreement to acquire an undivided 60% interest in a mineral claim (known as the “Frances” claim) situated in the Vancouver Mining District, British Columbia, Canada. The Company paid $500 CDN on execution of the agreement; The assignment agreement was amended on October 27, 2009 (the “First Amendment Agreement”), December 10, 2009 (the “Second Amendment Agreement”) and April 14, 2010 (the “Third Amendment Agreement”) and consideration for the claim is as follows:

1.

$500 CDN on execution of the First Amendment Agreement (paid in December 2009); $500 CDN on execution of the Second Amendment Agreement (paid in December 2009); $500 CDN on execution of the Third Amendment Agreement;

2.	an additional $500 CDN due on or before June 1, 2010;
3.	2,000 common shares due on or before June 1, 2010;
4.	incurring $10,000 CDN in exploration expenditures by June 1, 2010;
5.	an additional $3,000 CDN due on or before July 1, 2010;
6.	an additional 3,000 common shares due on or before July 1, 2010;
7.	an additional $10,000 CDN due on or before January 14, 2011;
8.	An additional 10,000 common shares due on or before January 14, 2011;
9.	incurring an additional $150,000 CDN in exploration expenditures by July 14, 2011.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

FEBRUARY 28, 2010
(Unaudited)
(Stated in U.S. Dollars)

6.	PROMISSORY NOTES

During the year ended August 31, 2009, the Company entered into various promissory notes, whereby it borrowed a total of $62,130 from several arms’ length parties. These notes bear interest at 10% to 12% per annum, are unsecured and are repayable on demand. As at August 31, 2009, a total of $2,209 has been accrued as interest on these notes.

During the period ended February 28, 2010, the Company entered into additional promissory note agreements, whereby it borrowed an additional $55,585 from arms’ length parties. These notes bear interest at 10%, are unsecured and are repayable on demand. As at February 28, 2010, a total of $8,089 has been accrued as interest on all of the outstanding notes.

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

During the six month period ended February 28, 2010, the Company paid or accrued management fees for services performed in the amount of $21,000 (2009 - $15,000) to directors and also paid or accrued during the period, $3,000 (2009 - $3,000) to two members of management.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

FEBRUARY 28, 2010
(Unaudited)
(Stated in U.S. Dollars)

8.	RELATED PARTY TRANSACTIONS (Continued)

As at February 28, 2010, a total of $23,250 (August 31, 2009 - $19,040) is owing to a director and two members of management. These amounts are unsecured, do not bear interest and are due on demand.

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

The Company has one reportable operating segment, being the acquisition and exploration of mineral properties. Details of identifiable assets by geographic segments are as follows:

		MINERAL
	CAPITAL	PROPERTY
	ASSETS	INTERESTS

February 28, 2010
USA	$-	$22,000
Canada	296	1,403

	$296	$23,403
August 31, 2009
USA	$-	$22,000
Canada	493	443

	$493	$22,443

YATERRA VENTURES CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

FEBRUARY 28, 2010
(Unaudited)
(Stated in U.S. Dollars)

11.	SUBSEQUENT EVENT

On April 1, 2010, the Company entered into a promissory note agreement, whereby it borrowed CDN $6,000 from an arms’ length party. The note bears interest at 10%, is unsecured and is repayable on demand.

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

In addition to the Blue Jack Property and the Minnie Claim, we also have an option to acquire a 60% interest (the “Option”) in a property referred to as the Frances Property. The Frances Property consists of 206 hectares and is located in the Vancouver Mining District, British Columbia. Under the terms of an option agreement dated July 14, 2009, as amended on October 27, 2009 (the “First Amendment Agreement”),December 10, 2009 (the “Second Amendment Agreement”) and February 11, 2010 (the “Third Amendment Agreement”), between the Company and Geoffrey Goodall (the “Optionor”), in order to exercise and maintain the Option, we are required to do the following:

(a)	pay $500 CDN to the Optionor on execution of the option agreement (which amount has been paid);

(b)	pay $500 CDN to the Optionor on execution of the First Amendment Agreement (which amount has been paid);

(c)	pay $500 CDN to the Optionor on execution of the Second Amendment Agreement (which amount has been paid);

(d)	pay $500 CDN to the Optionor on execution of the third Amendment Agreement (which amount has been paid);

(e)	pay an aggregate of $13,500 CDN to the Optionor as follows:

(i) $500 CDN on or before June 1, 2010;
(ii) $3,000 CDN on or before July 1, 2010; and

	(iii)	$10,000 CDN on or before January 14, 2011;

(f)	issue an aggregate of 15,000 shares of our common stock to the Optionor as follows:

	(i)	2,000 shares on or before June 1, 2010;
	(ii)	3,000 shares on or before July 1, 2010; and
	(iii)	10,000 shares on or before January 14, 2011; and

(g)	incur exploration expenditures of $160,000 CDN on the Frances Property as follows:

	(i)	$10,000 CDN on or before on or before June 1, 2010; and
	(ii)	$150,000 on or before July 14, 2011.

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

Phase	Recommended Exploration Program	Estimated Cost	Status
Phase Ia	Detailed geological mapping and radiometric surveys.	$15,150	To be implemented in Summer 2010, subject to obtaining additional financing.
Phase Ib	Grid set up and soil sampling along grid.	$28,250	Planned for Fall 2010.
Phase Ic	Magnetometer survey and IP Survey (can be conducted concurrently with Phase lb).	$42,600	Planned for Fall 2010.

In late 2009, we engaged a consulting geologist to prepare an updated geological report on the Blue Jack Property in order to identify additional mineralized targets on the Blue Jack Property. Our plan is to use the updated geological report to assist us in carrying out Phase 1a of our exploration program on the Blue Jack Property.

We anticipate that we will incur the following expenses over the next twelve months:

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$30,000
Office Expenses	6,000
Consulting Fees	48,000
Mineral Property Exploration Expenses	86,000
Mineral Property Option Payments	13,500
TOTAL	$183,500

To date, we have not earned any revenues and we do not anticipate earning revenues in the near future. As at February 28, 2010, we had $4,453 cash on hand. As such, we do not have sufficient financial resources to meet the anticipated costs of completing our exploration program for the Blue Jack Property and the option payments for the Frances Property. Accordingly, we will need to obtain additional financing in order to complete our plan of operation and meet our current obligations as they come due. We currently do not have any arrangements for financing and we may not be able to obtain financing. Obtaining additional financing would be subject to a number of factors outside of our control, including the results from our exploration program, and any unanticipated problems relating to our mineral exploration activities, such as environmental assessments and additional costs and expenses that may exceed our current estimates. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us in which case our business will fail.

RESULTS OF OPERATIONS

Three and Six Months Summary
	Three Months Ended		Percentage	Six Months Ended		Percentage
	February 28,	February 28,	Increase /	February 28,	February 28,	Increase /
	2010	2009	(Decrease)	2010	2009	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a
Expenses	(49,880)	(59,579)	(16.3)%	(79,256)	(107,748)	(26.4)%
Net Loss	$(49,880)	$(59,579)	(16.3)%	$(79,256)	$(107,748)	(26.4)%

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

Expenses

Our expenses for the three and six months ended February 28, 2010 and 2009 consisted of the following:

	Three	Three	Percentage	Six Months	Six Months	Percentage
	Months	Months	Increase /	Ended	Ended	Increase /
	Ended	Ended	(Decrease)	February 28,	February 28,	(Decrease)
	February 28,	February 28,		2010	2009
	2010	2009
Accounting and Audit	$14,707	$8,817	66.8%	$19,707	$24,143	(18.4)%
Bank Charges and Interest	3,345	375	792.0%	5,948	467	1,173.7%
Consulting Fees	150	150	n/a	300	300	n/a
Depreciation	98	99	(1.0)%	197	198	(0.5)%
Management Fees	12,000	9,000	33.3%	24,000	18,000	33.3%
Mineral Property Exploration Costs	5,560	7,334	(24.1)%	5,560	17,960	(69.0)%
Office and Administrative	4,129	2,758	49.7%	8,221	7,268	13.1%
Professional Fees	6,930	30,049	(76.9)%	11,081	36,459	(69.6)%
Transfer Agent and Filing Fees	2,961	-	100%	4,242	675	528.4%
Travel and Promotion	-	997	(100)%	-	2,278	(100)%
Total Expenses	$49,880	$59,579	(16.3)%	$79,256	$107,748	(26.4)%

Our operating expenses decreased from $59,579, during the three months ended February 28, 2009, to $49,880, during the three months ended February 28, 2009. The decrease in our operating expenses is primarily as a result of decreases in professional fees and mineral property exploration costs. These amounts were partially offset by an increase in accounting and audit fees, bank charges and interest, management fees, office and administrative expenses and transfer agent and filing fees.

Audit and accounting expenses and professional expenses primarily relate to expenses incurred in connection with meeting our ongoing reporting requirements under the Exchange Act. The additional professional fees during the three months ended February 29, 2009 primarily relates to the preparation of our Registration Statement on Form S-1, as amended.

Management Fees consists of fees incurred to our executive directors and officers.

If we are able to obtain sufficient financing to proceed with our plan of operation, of which there is no assurance, we expect that our expenses will increase significantly as we engage in mining and exploration activities.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	As at	As at	Increase /
	February 28, 2010	August 31, 2009	(Decrease)
Current Assets	$4,453	$1,941	129.4%
Current Liabilities	(240,243)	(157,712)	52.3%
Working Capital Deficit	$(235,790)	$(155,771)	51.4%

Cash Flows
	Six Months Ended	Six Months Ended
	February 28, 2010	February 28, 2009
Cash Flows Used In Operating Activities	$(52,113)	$(60,572)
Cash Flows Used in Investing Activities	(960)	(16,000)
Cash Flows Provided By Financing Activities	55,585	74,852
Increase (Decrease) In Cash During Period	$2,512	$(1,720)

As of February 28, 2010, we had $4,453 cash on hand and a working capital deficit of $235,790. The increase in our working capital deficit is primarily a result of: (i) an increase in accounts payable due to a lack of capital to meet our ongoing expenditures; and (ii) the fact that we received additional short term loans of $55,585 from arms length parties. The loans bear interest at 10% per annum, are unsecured and due on demand. As at February 28, 2010, a total of $8,089 has been accrued as interest on these notes.

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15(d)-15(e) as of February 28, 2010, (“Evaluation Date”). Based upon that evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended August 31, 2009 (the "2009 Annual Report").

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2009 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended February 28, 2010 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended February 28, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

As at February 28, 2010, we had $4,453 cash on hand. Our ability to implement Phases 1a, 1b and 1c of our exploration program on the Blue Jack Property will be subject to our obtaining additional financing. We will also require additional financing in order to meet our obligations under the option agreement to acquire a 60% undivided interest in the Frances Property. Our ability to obtain additional financing could be subject to a number of factors outside of our control, including the results from our exploration program, and any unanticipated problems relating to our mineral exploration activities, including environmental assessments and additional costs and expenses that may exceed our current estimates. If we are unable to obtain additional financing in the amounts and when needed, our business could fail.

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

On March 15, 2010, we entered into a third extension agreement dated for reference February 11, 2010 (the "Third Extension Agreement") with Geoffrey Goodall whereby Mr. Goodall agreed to extend the due date of certain payments, expenses and share issuances under the Option Agreement dated July 14, 2009.

ITEM 6.	EXHIBITS.

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation.(1)
3.2	Bylaws, as amended.(1)
10.1	Purchase Agreement (Minnie Claim) dated March 28, 2007 between Yaterra and Multi Metal Mining Corp.(1)
10.2	Purchase Agreement (Blue Jack Property) dated August 29, 2008 between Yaterra and Howard V. Metzler. (1)
10.3	Option Agreement (Frances Property) dated July 14, 2009 between Yaterra and Geoffrey Goodall.(2)
10.4	Amendment Agreement (Frances Property) dated October 27, 2009 between Yaterra and Geoffrey Goodall.(3)
10.5	Second Amendment Agreement (Frances Property) dated December 10, 2009 between Yaterra and Geoffrey Goodall.(3)
10.6	Third Amendment Agreement (Frances Property) dated February 11, 2010 between Yaterra and Geoffrey Goodall.
14.1	Code of Ethics.(3)
31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Accounting Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter.(3)

Notes
(1)	Previously filed as an exhibit to our Registration Statement on Form S-1 originally filed with the SEC on December 8, 2008, as amended January 8, 2009 and declared effective January 13, 2009.
(2)	Previously filed as an exhibit to our Quarterly Statement on Form 10-Q filed with the SEC on July 16, 2009.
(3)	Previously filed as an exhibit to our Annual Report on Form 10-K filed with the SEC on December 15, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YATERRA VENTURES CORP.

Date:	April 19, 2010	By:	/s/ Jarrett F. Bousquet
JARRETT F. BOUSQUET
President, Secretary and Treasurer
(Principal Executive Officer)

Date:	April 19, 2010	By:	/s/ David K. Ryan
DAVID K. RYAN
Vice President, Finance
(Principal Accounting Officer)