Form 10-Q
period 2010-05-31
YATERRA VENTURES CORP.
filed 2010-07-15
CIK 1406588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

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
[x]Yes   [ ] No

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
Yes[ ]   No[x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 13, 2010, the Issuer had 1,630,000 Shares of Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended May 31, 2010 are not necessarily indicative of the results that can be expected for the year ending August 31, 2010.

As used in this Quarterly Report, the terms "we,” "us,” "our,” “Yaterra” and the “Company” mean Yaterra Ventures Corp. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

THIRD QUARTER FINANCIAL STATEMENTS

     MAY 31, 2010
(Unaudited)
(Stated in U.S. Dollars)

YATERRA VENTURES CORP.
(An Exploration Stage Company)

BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	MAY 31	AUGUST 31
	2010	2009

ASSETS

Current
Cash	$59	$1,941
Total Current Assets	59	1,941

Computer Equipment (Note 4)	197	493
Mineral Property Acquisition Costs (Note 5)	23,403	22,443

Total Assets	$23,659	$24,877

LIABILITIES

Current
Accounts payable and accrued liabilities	$104,632	$74,333
Accounts payable to related parties (Note 8)	26,250	19,040
Promissory notes (Note 6)	145,396	64,339
Total Current Liabilities	276,278	157,712

STOCKHOLDERS’ EQUITY (DEFICIT)

Capital Stock (Note 7)
Authorized: 100,000,000 common shares with a par value of $0.001 per share 100,000,000 preferred shares with a par value of $0.001 per share – none issued
Issued: 1,630,000 common shares as at May 31, 2010 and August 31, 2009	1,630	1,630

Additional Paid-In Capital	189,370	189,370
Deficit Accumulated During The Exploration Stage	(443,619)	(323,835)
Total Stockholders’ Equity (Deficit)	(252,619)	(132,835)

Total Liabilities and Stockholders’ Equity (Deficit)	$23,659	$24,877

The accompanying condensed notes are an integral part of these interim financial statements.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
	THREE		NINE		INCEPTION
	MONTHS		MONTHS		NOVEMBER 20
	ENDED		ENDED		2006 TO
	MAY 31		MAY 31		MAY 31
	2010	2009	2010	2009	2010

Expenses
Accounting and audit	$10,819	$2,132	$30,526	$26,275	$101,446
Bank charges and interest	3,521	-	9,469	-	13,413
Consulting fees	150	150	450	450	2,000
Depreciation	99	98	296	296	987
Management fees	12,000	9,000	36,000	27,000	135,500
Mineral property exploration costs	-	-	5,560	17,960	36,498
Office and administrative	5,971	6,716	14,192	14,451	39,705
Professional fees	6,428	7,717	17,509	44,176	83,512
Transfer agent and filing fees	-	7,583	4,242	8,258	15,395
Travel and promotion	1,540	-	1,540	2,278	15,163

Net Loss For The Period	$(40,528)	$(33,396)	$(119,784)	$(141,144)	$(443,619)

Basic And Diluted Loss Per Share	$(0.02)	$(0.02)	$(0.07)	$(0.09)

Weighted Average Number Of Common Shares Outstanding	1,630,000	1,630,000	1,630,000	1,616,813

The accompanying condensed notes are an integral part of these interim financial statements.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
	NINE		INCEPTION
	MONTHS		NOVEMBER 20
	ENDED		2006 TO
	MAY 31		MAY 31
	2010	2009	2010

Cash (Used In) Operating Activities
Net loss	$(119,784)	$(141,144)	$(443,619)
Depreciation	296	296	987
Interest accrued on promissory notes	6,643	829	8,852
Unrealized foreign exchange	1,219	-	1,219

Changes in non-cash operating working capital items:
Deposits	-	2,323	-
Accounts payable and accrued liabilities	30,299	53,316	104,632
Accounts payable to related parties	7,210	-	26,250
	(74,117)	(84,380)	(301,679)
Cash (Used In) Investing Activities
Mineral property acquisition costs	(960)	(16,000)	(23,403)
Computer equipment	-	-	(1,184)
	(960)	(16,000)	(24,587)
Cash Provided By Financing Activities
Issue of share capital	-	60,000	191,000
Promissory notes	73,195	39,770	135,325
	73,195	99,770	326,325

Increase (Decrease) In Cash	(1,882)	(610)	59

Cash, Beginning Of Period	1,941	1,720	-

Cash, End Of Period	$59	$1,110	$59

Supplemental Disclosure Of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

There were no material non-cash financing or investing activities during the periods presented.

The accompanying condensed notes are an integral part of these interim financial statements.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

MAY 31, 2010
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto included for the fiscal year ended August 31, 2009. The Company assumes that the readers of these interim financial statements herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s financial statements for the fiscal year ended August 31, 2009, has been omitted. The results of operations for the nine month period ended May 31, 2010 are not necessarily indicative of results for the entire year ending August 31, 2010.

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

MAY 31, 2010
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS (Continued)

As shown in the accompanying financial statements, the Company has incurred a net loss of $443,619 for the period from November 20, 2006 (inception) to May 31, 2010, and has no sales. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its natural resource properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

MAY 31, 2010
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

MAY 31, 2010
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

The Company’s financial instruments include cash, accounts payable and accrued liabilities, accounts payable to related parties and promissory notes. As at May 31, 2010, the fair values of these financial instruments approximate their carrying values due to their short term to maturity.

	g)	Basic and Diluted Loss Per Share

Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At May 31, 2010, the Company has no common stock equivalents that were anti-dilutive and excluded in the earnings per share computation. Share and per share amounts have been adjusted to reflect a one-for-ten reverse stock split.

	h)	Income Taxes

The Company uses an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

MAY 31, 2010
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

The Company has an operating bank account and promissory notes payable held in Canadian dollars that may expose them to certain translation risks due to foreign exchange fluctuations between the Canadian and US currencies.

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

MAY 31, 2010
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

MAY 31, 2010
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

The following table presents information about the Company’s financial instruments that have been measured at fair value as of May 31, 2010, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair values:

		QUOTED	SIGNIFICANT
	FAIR VALUE	PRICES	OTHER
	AT	IN ACTIVE	OBSERVABLE	UNOBSERVABLE
	MAY 31	MARKETS	INPUTS	INPUTS
DESCRIPTION	2010	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)

Assets:
Cash	$59	$59	$-	$-

Assets measured at fair value at May 31, 2010	$59	$59	$-	$-

o)	Comparative Figures

Certain comparative figures have been reclassified to conform with the current period’s presentation.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

MAY31, 2010
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

YATERRA VENTURES CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

MAY 31, 2010
(Unaudited)
(Stated in U.S. Dollars)

4.	COMPUTER EQUIPMENT

		MAY 31		AUGUST 31
		2010		2009
		ACCUMULATED	NET BOOK	NET BOOK
	COST	AMORTIZATION	VALUE	VALUE

Computer equipment	$1,184	$987	$197	$493

5.	MINERAL PROPERTIES

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

On July 14, 2009, the Company entered into an assignment agreement to acquire an undivided 60% interest in a mineral claim (known as the “Frances” claim) situated in the Vancouver Mining District, British Columbia, Canada. The Company paid $500 CDN on execution of the agreement.

The assignment agreement was amended on October 27, 2009 (the “First Amendment Agreement”), December 10, 2009 (the “Second Amendment Agreement”), April 14, 2010 (the “Third Amendment Agreement”) and June 1, 2010 (the “Fourth Amendment Agreement”) and consideration for the claim is as follows:

1.

$500 CDN on execution of the First Amendment Agreement (paid in December 2009);
$500 CDN on execution of the Second Amendment Agreement (paid in December 2009);
$500 CDN on execution of the Third Amendment Agreement;
$500 CDN on execution of the Fourth Amendment Agreement;

2.	2,000 common shares due on or before September 15, 2010;
3.	incurring $10,000 CDN in exploration expenditures by September 15, 2010;
4.	an additional $3,000 CDN due on or before October 15, 2010;
5.	an additional 3,000 common shares due on or before October 15, 2010;
6.	an additional $10,000 CDN due on or before January 14, 2011;
7.	An additional 10,000 common shares due on or before January 14, 2011;
8.	incurring an additional $150,000 CDN in exploration expenditures by July 14, 2011.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

MAY 31, 2010
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

During the period ended May 31, 2010, the Company entered into additional promissory note agreements, whereby it borrowed an additional $73,195 from arms’ length parties. These notes bear interest at 10%, are unsecured and are repayable on demand. As at May 31, 2010, a total of $10,071 has been accrued as interest on all of the outstanding notes.

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

During the nine month period ended May 31, 2010, the Company paid or accrued management fees for services performed in the amount of $36,000 (2009 - $22,500) to directors and members of management.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

MAY 31, 2010
(Unaudited)
(Stated in U.S. Dollars)

8.	RELATED PARTY TRANSACTIONS (Continued)

As at May 31, 2010, a total of $26,250 (August 31, 2009 - $19,040) is owing to a director and two members of management. These amounts are unsecured, do not bear interest and are due on demand.

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

The Company has one reportable operating segment, being the acquisition and exploration of mineral properties. Details of identifiable assets by geographic segments are as follows:

		MINERAL
	CAPITAL	PROPERTY
	ASSETS	INTERESTS

May 31, 2010
USA	$-	$22,000
Canada	197	1,403

	$197	$23,403
August 31, 2009
USA	$-	$22,000
Canada	493	443

	$493	$22,443

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

Forward looking statements are based on the reasonable assumptions, estimates, analysis and opinions of management made in light of its experience and perception of trends, current conditions and expected developments, as well as other factors that management believes to be relevant and reasonable at the date the such statement are made.

We intend to discuss in our Quarterly Reports and Annual Reports any events or circumstances that occurred during the period to which such documents relate that are reasonably likely to cause actual events or circumstances to differ materially from those disclosed in this Quarterly Report. New factors emerge from time to time, and it is not possible for management to predict all of such factors and to assess in advance the impact of each such factor on the Company’s business or the extent to which any factor, or combination of such factors, may cause actual results to differ materially from those contained in any forwarding looking statement.

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

In addition to the Blue Jack Property and the Minnie Claim, we also have an option to acquire a 60% interest (the “Option”) in a property referred to as the Frances Property. The Frances Property consists of 206 hectares and is located in the Vancouver Mining District, British Columbia. Under the terms of an option agreement dated July 14, 2009, as amended on October 27, 2009 (the “First Amendment Agreement”), December 10, 2009 (the “Second Amendment Agreement”), February 11, 2010 (the “Third Amendment Agreement”) and June 1, 2010 (the “Fourth Amendment Agreement”), between the Company and Geoffrey Goodall (the “Optionor”), in order to exercise and maintain the Option, we are required to do the following:

(a)	pay $500 CDN to the Optionor on execution of the option agreement (which amount has been paid);

(b)	pay $500 CDN to the Optionor on execution of the First Amendment Agreement (which amount has been paid);

(c)	pay $500 CDN to the Optionor on execution of the Second Amendment Agreement (which amount has been paid);

(d)	pay $500 CDN to the Optionor on execution of the Third Amendment Agreement (which amount has been paid);

(e)	pay $500 CDN to the Optionor on execution of the Fourth Amendment Agreement (which amount has been paid);

(f)	pay an aggregate of $13,000 CDN to the Optionor as follows:

(i)	$3,000 CDN on or before October 15, 2010; and
(ii)	$10,000 CDN on or before January 14, 2011;

(g)	issue an aggregate of 15,000 shares of our common stock to the Optionor as follows:

	(i)	2,000 shares on or before September 15, 2010;
	(ii)	3,000 shares on or before October 15, 2010; and
	(iii)	10,000 shares on or before January 14, 2011; and

(h)	incur exploration expenditures of $160,000 CDN on the Frances Property as follows:

	(i)	$10,000 CDN on or before on or before September 15, 2010; and
	(ii)	$150,000 on or before July 14, 2011.

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

We plan to conduct Phase Ia of our exploration program on the Blue Jack Property in Summer 2010. However, we will require additional financing in order to implement Phase Ia of our exploration program on the Blue Jack Property. If we are able to raise additional financing, of which there is no assurance, our plan for the Blue Jack Property is as follows.

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

To date, we have not earned any revenues and we do not anticipate earning revenues in the near future. As at May 31, 2010, we had $59 cash on hand. As such, we do not have sufficient financial resources to meet the anticipated costs of completing our exploration program for the Blue Jack Property and the option payments for the Frances Property. Accordingly, we will need to obtain additional financing in order to complete our plan of operation and meet our current obligations as they come due. We currently do not have any arrangements for financing and we may not be able to obtain financing. Obtaining additional financing would be subject to a number of factors outside of our control, including the results from our exploration program, and any unanticipated problems relating to our mineral exploration activities, such as environmental assessments and additional costs and expenses that may exceed our current estimates. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us in which case our business will fail.

RESULTS OF OPERATIONS

Three Months and Nine Months Summary

	Three Months	Three Months	Percentage	Nine Months	Nine Months	Percentage
	Ended	Ended	Increase /	Ended	Ended	Increase /
	May 31, 2010	May 31, 2009	(Decrease)	May 31, 2010	May 31, 2009	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a
Expenses	(40,528)	(33,396)	21.4%	(119,784)	(141,144)	(15.1)%
Net Loss	$(40,528)	$(33,396)	21.4%	$(119,784)	$(141,144)	(15.1)%

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

Expenses

Our expenses for the three and nine months ended May 31, 2010 and 2009 consisted of the following:

	Three Months	Three Months	Percentage	Nine Months	Nine Months	Percentage
	Ended	Ended	Increase /	Ended	Ended	Increase /
	May 31, 2010	May 31, 2009	(Decrease)	May 31, 2010	May 31, 2009	(Decrease)
Accounting and Audit	$10,819	$2,132	407.5%	$30,526	$26,275	16.2%
Bank Charges and Interest	3,521	-	100%	9,469	-	100%
Consulting Fees	150	150	0%	450	450	0%
Depreciation	99	98	1.0%	296	296	0%
Management Fees	12,000	9,000	33.3%	36,000	27,000	33.3%
Mineral Property Exploration Costs	-	-	0%	5,560	17,960	(69.0)%
Office and Administrative	5,971	6,716	(11.1)%	14,192	14,451	(1.8)%
Professional Fees	6,428	7,717	(16.7)%	17,509	44,176	(60.4)%
Transfer Agent and Filing Fees	-	7,583	(100)%	4,242	8,258	(48.6)%
Travel and Promotion	1,540	-	100%	1,540	2,278	(32.4)%
Total Expenses	$40,528	$33,396	21.4%	$119,784	$141,144	(15.1)%

Our operating expenses increased from $33,396, during the three months ended May 31, 2009, to $40,528, during the three and nine months ended May 31, 2010. The increase is primarily as a result of increases in accounting and audit expenses, bank charges and management fees. These amounts were partially offset by a decrease in professional fees, office and administrative expenses and transfer agent and filing fees.

During the nine months ended May 31, 2010, our operating expenses were $119,784 compared to $141,144 during the nine months ended May 31, 2009. The decrease is a result of decreases in mineral property exploration costs, professional fees and transfer agent and filing fees. These amounts were partially offset by increases in accounting and audit, bank charges and interest and management fees.

Audit and accounting expenses and professional expenses primarily relate to expenses incurred in connection with meeting our ongoing reporting requirements under the Exchange Act. The additional professional fees during the nine months ended May 31, 2009 primarily relates to the preparation of our Registration Statement on Form S-1, as amended.

Management Fees consists of fees incurred to our executive directors and officers.

Mineral property costs, during the nine months ended May 31, 2010, primarily consisted of option payments on the Frances Property and annual payments to maintain its properties in good standing. The additional mineral property costs during the nine month period ended May 31, 2009 primarily relate to our exploration program on the Minnie Claim and property payments to acquire the Blue Jack Property.

If we are able to obtain sufficient financing to proceed with our plan of operation, of which there is no assurance, we expect that our expenses will increase significantly as we engage in mining and exploration activities.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	As at	As at	Increase /
	May 31, 2010	August 31, 2009	(Decrease)
Current Assets	$59	$1,941	(97.0)%
Current Liabilities	(276,278)	(157,712)	75.2%
Working Capital Deficit	$(276,219)	$(155,771)	77.3%

Cash Flows
	Nine Months Ended	Nine Months Ended
	May 31, 2010	May 31, 2009
Cash Flows Used In Operating Activities	$(74,117)	$(84,380)
Cash Flows Used in Investing Activities	(960)	(16,000)
Cash Flows Provided By Financing Activities	73,195	99,770
Decrease In Cash During Period	$(1,882)	$(610)

As of May 31, 2010, we had $59 cash on hand and a working capital deficit of $276,219. The increase in our working capital deficit is primarily a result of: (i) an increase in accounts payable due to a lack of capital to meet our ongoing expenditures; and (ii) the fact that we received additional short term loans of $73,195 from arms length parties. The loans bear interest at 10% per annum, are unsecured and due on demand. As at May 31, 2010, a total of $10,071 has been accrued as interest on these notes.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T.   CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15(d)-15(e) as of May 31, 2010, (“Evaluation Date”). Based upon that evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended August 31, 2009 (the "2009 Annual Report").

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2009 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended May 31, 2010 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended May 31, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

As at May 31, 2010, we had $59 cash on hand. Our ability to implement Phases 1a, 1b and 1c of our exploration program on the Blue Jack Property will be subject to our obtaining additional financing. We will also require additional financing in order to meet our obligations under the option agreement to acquire a 60% undivided interest in the Frances Property. Our ability to obtain additional financing could be subject to a number of factors outside of our control, including the results from our exploration program, and any unanticipated problems relating to our mineral exploration activities, including environmental assessments and additional costs and expenses that may exceed our current estimates. If we are unable to obtain additional financing in the amounts and when needed, our business could fail.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5. OTHER INFORMATION.

On July 14, 2010, we entered into a third extension agreement dated for reference June 1, 2010 (the "Third Extension Agreement") with Geoffrey Goodall whereby Mr. Goodall agreed to extend the due date of certain payments, expenses and share issuances under the Frances Option Agreement.

ITEM 6. EXHIBITS.

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation.(1)
3.2	Bylaws, as amended.(1)
10.1	Purchase Agreement (Minnie Claim) dated March 28, 2007 between Yaterra and Multi
Metal Mining Corp.(1)

Exhibit
Number	Description of Exhibits
10.2	Purchase Agreement (Blue Jack Property) dated August 29, 2008 between Yaterra and Howard V. Metzler. (1)
10.3	Option Agreement (Frances Property) dated July 14, 2009 between Yaterra and Geoffrey Goodall.(2)
10.4	Amendment Agreement (Frances Property) dated October 27, 2009 between Yaterra and Geoffrey Goodall.(3)
10.5	Second Amendment Agreement (Frances Property) dated December 10, 2009 between Yaterra and Geoffrey Goodall.(3)
10.6	Third Amendment Agreement (Frances Property) dated February 11, 2010 between Yaterra and Geoffrey Goodall.(4)
10.7	Fourth Amendment Agreement (Frances Property) dated June 1, 2010 between Yaterra and Geoffrey Goodall.
14.1	Code of Ethics.(3)
31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Accounting Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter.(3)

Notes:

(1)	Previously filed as an exhibit to our Registration Statement on Form S-1 originally filed with the SEC on December 8, 2008, as amended January 8, 2009 and declared effective January 13, 2009.
(2)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on July 16, 2009.
(3)	Previously filed as an exhibit to our Annual Report on Form 10-K filed with the SEC on December 15, 2009.
(4)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on April 19, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YATERRA VENTURES CORP.

Date:	July 15, 2010	By:	/s/ Jarrett F. Bousquet
JARRETT F. BOUSQUET
President, Secretary and Treasurer
(Principal Executive Officer)

Date:	July 15, 2010	By:	/s/ David K. Ryan
DAVID K. RYAN
Vice President, Finance
(Principal Accounting Officer)