Form 10-K
period 2010-08-31
YATERRA VENTURES CORP.
filed 2010-12-14
CIK 1406588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2010

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
Yes [   ]    No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $365,000 as of February 26, 2010, based on a price of $0.50, being the last price at which the registrant sold shares of its common stock prior to that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of December 14, 2010, the Registrant had 1,630,000 shares of common stock outstanding.

YATERRA VENTURES CORP.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED AUGUST 31, 2010

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report constitute "forward-looking statements.” These statements, identified by words such as “plan,” "anticipate,” "believe,” "estimate,” "should,” "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption, "Part I -Item 1A. Risk Factors,” and elsewhere in this Annual Report.

Forward looking statements are based on the reasonable assumptions, estimates, analysis and opinions of management made in light of its experience and perception of trends, current conditions and expected developments, as well as other factors that management believes to be relevant and reasonable at the date the such statement are made.

We intend to discuss in our Quarterly Reports and Annual Reports any events or circumstances that occurred during the period to which such documents relate that are reasonably likely to cause actual events or circumstances to differ materially from those disclosed in this Annual Report. New factors emerge from time to time, and it is not possible for management to predict all of such factors and to assess in advance the impact of each such factor on the Company’s business or the extent to which any factor, or combination of such factors, may cause actual results to differ materially from those contained in any forwarding looking statement.

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

In addition to the Blue Jack Property and the Minnie Claim, we also have an option to acquire a 60% interest (the “Option”) in a property referred to as the Frances Property. The Frances Property consists of 206 hectares and is located in the Vancouver Mining District, British Columbia. Under the terms of an option agreement dated July 14, 2009, as amended on October 27, 2009 (the “First Amendment Agreement”), December 10, 2009 (the “Second Amendment Agreement”), February 11, 2010 (the “Third Amendment Agreement”), June 1, 2010 (the “Fourth Amendment Agreement”) and September 1, 2010 (the “Fifth Amendment Agreement”) between the Company and Geoffrey Goodall (the “Optionor”), in order to exercise and maintain the Option, we are required to do the following:

(a)	pay $500 CDN to the Optionor on execution of the option agreement (which amount has been paid);

(b)	pay $500 CDN to the Optionor on execution of the First Amendment Agreement (which amount has been paid);

(c)	pay $500 CDN to the Optionor on execution of the Second Amendment Agreement (which amount has been paid);

(d)	pay $500 CDN to the Optionor on execution of the Third Amendment Agreement (which amount has been paid);

(e)	pay $500 CDN to the Optionor on execution of the Fourth Amendment Agreement (which amount has been paid);

(f)	pay $500 CDN to the Optionor on execution of the Fifth Amendment Agreement (which amount has been paid);

(g)	pay an aggregate of $12,500 CDN to the Optionor as follows:

(i) $2,500 CDN on or before April 15, 2011; and
(ii) $10,000 CDN on or before July 14, 2011;

(h)	issue an aggregate of 15,000 shares of our common stock to the Optionor as follows:

(i) 2,000 shares on or before March 15, 2011;
(ii) 3,000 shares on or before April 15, 2011; and
(iii) 10,000 shares on or before July 14, 2011; and

(i)	incur exploration expenditures of $160,000 CDN on the Frances Property as follows:

(i) $10,000 CDN on or before on or before March 15, 2011; and
(ii) $150,000 CDN on or before July 14, 2012.

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

As at August 31, 2010, we had $51 cash on hand. Our ability to implement Phases 1a, 1b and 1c of our exploration program on the Blue Jack Property will be subject to our obtaining additional financing. We will also require additional financing in order to meet our obligations under the option agreement to acquire a 60% undivided interest in the Frances Property. Our ability to obtain additional financing could be subject to a number of factors outside of our control, including the results from our exploration program, and any unanticipated problems relating to our mineral exploration activities, including environmental assessments and additional costs and expenses that may exceed our current estimates. If we are unable to obtain additional financing in the amounts and when needed, our business could fail.

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

Our stock is quoted on the OTC Bulletin Board under the symbol "YTRV.” Companies quoted on the OTC Bulletin Board have traditionally experienced extreme price and volume fluctuations. In addition, our stock price may be adversely affected by factors that are unrelated or disproportionate to our operating performance. Market fluctuations, as well as general economic, political and market conditions such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. As a result of this potential volatility and potential lack of a trading market, an investor may not be able to sell any of our common stock that they acquire that a price equal or greater than the price paid by the investor.

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

Description of Property

The Blue Jack Property is recorded with the Bureau of Land Management in the State of Nevada under the following name and record numbers:

Name of Mineral Claims	Nevada NMC Number	Expiry Date
PT 10	984039	September 1, 2011
PT 11	984040	September 1, 2011
PT 12	984041	September 1, 2011
PT 13	984041	September 1, 2011
PT 14	984041	September 1, 2011
PT 15	984041	September 1, 2011
PT 16	984041	September 1, 2011
PT 17	984041	September 1, 2011
PT 18	984041	September 1, 2011
PT 19	984041	September 1, 2011

Federal regulations require a yearly maintenance fee to keep the claims in good standing. In accordance with Federal regulations, the Blue Jack Property is in good standing to September 1, 2011. A yearly maintenance fee of $140 per claim is required to be paid to the Bureau of Land Management prior to the expiry date to keep the claims in good standing for an additional year. If we fail to pay the required amount of fee of this exploration work, then our Blue Jack Property will lapse on September 1, 2011 and we will lose all interest that we have in the Blue Jack Property.

Figure 1
Location of the Blue Jack Property

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

Gold mining in the district was the dominant production with small amounts of copper, lead and silver reported. In 1953, Tungsten ore was produced on the Lincoln Greenhorn claims, which is approximately a half mile south of Bartlett peak.

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

Exploration Program

Our exploration program for the Blue Jack Property is expected to include the following:

Phase	Recommended Exploration Program	Estimated Cost	Status
Phase Ia	Detailed geological mapping and radiometric surveys.	$15,150	To be implemented in Spring 2011, subject to obtaining additional financing.
Phase Ib	Grid set up and soil sampling along grid.	$28,250	Planned for Fall 2011.
Phase Ic	Magnetometer survey and IP Survey (can be conducted concurrently with Phase Ib).	$42,600	Planned for Fall 2011.
Phase II	Conducting trenching along the fault zones.	$40,500	To be determined based on the Results of Phase 1a, 1b and 1c.
Phase III	Reverse circular drill testing of the property.	$206,000	To be determined based on the Results of Phase 1a, 1b and 1c.
	Total Estimated Cost	$332,500

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

Description of Property

The Minnie Claim is recorded with the Bureau of Land Management in the State of Washington under number 3115896. The Minnie Claim is in good standing until September 1, 2011. In order to maintain the Minnie Claim in good standing we will need to pay $140 to the Bureau of Land Management on September 1, 2011.

Figure 2
Location of the Minnie Claim

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

The Frances Property

On July 14, 2009, we entered into an option agreement as amended, with Geoffrey Goodall (the “Optionor”) to acquire a 60% undivided interest (the “Option”) in a property referred to as the “Frances Property”. The Frances Property consists of 206 hectares and is located in the Vancouver Mining District, British Columbia. In Spring 2011, we plan to retain a consulting geologist to conduct a review of the Frances Property. Once our consulting geologist has provided us with their findings, we will determine whether to proceed with an exploration program on this property.

ITEM 3.             LEGAL PROCEEDINGS.

We are not a party to any other legal proceedings and, to our knowledge, no other legal proceedings are pending, threatened or contemplated.

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

The principal market for our common stock is the OTC Bulletin Board. Our shares commenced quotation on the OTC Bulletin Board on May 19, 2009 under the symbol “YTRV.” The following is the high and low bid information for our common stock during each fiscal quarter of our last two fiscal years.

QUARTER	HIGH ($)	LOW ($)
1st Quarter 2009	n/a	n/a
2nd Quarter 2009	n/a	n/a
3rd Quarter 2009	n/a	n/a
4th Quarter 2009	n/a	n/a
1st Quarter 2010	1.00	1.00
2nd Quarter 2010	n/a	n/a
3rd Quarter 2010	n/a	n/a
4th Quarter 2010	1.00	0.99

REGISTERED HOLDERS OF OUR COMMON STOCK

As of December 14, 2010, there were 9 registered holders of our common stock. We believe that a number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

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

Phase	Recommended Exploration Program	Estimated Cost	Status
Phase Ia	Detailed geological mapping and radiometric surveys.	$15,150	To be implemented in Spring 2011, subject to obtaining additional financing.
Phase Ib	Grid set up and soil sampling along grid.	$28,250	Planned for Fall 2011.
Phase Ic	Magnetometer survey and IP Survey (can be conducted concurrently with Phase Ib).	$42,600	Planned for Fall 2011.

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

We anticipate that we will incur the following expenses over the next twelve months:

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$30,000
Office Expenses	6,000
Consulting Fees	48,000
Mineral Property Exploration Expenses	86,000
Mineral Property Option Payments	12,500
TOTAL	$182,500

To date, we have not earned any revenues and we do not anticipate earning revenues in the near future. As at August 31, 2010, we had $51 cash on hand. As such, we do not have sufficient financial resources to meet the anticipated costs of completing our exploration program for the Blue Jack Property and the option payments for the Frances Property. Accordingly, we will need to obtain additional financing in order to complete our plan of operation and meet our current obligations as they come due. We currently do not have any arrangements for financing and we may not be able to obtain financing. Obtaining additional financing would be subject to a number of factors outside of our control, including the results from our exploration program, and any unanticipated problems relating to our mineral exploration activities, such as environmental assessments and additional costs and expenses that may exceed our current estimates. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us in which case our business will fail.

RESULTS OF OPERATIONS

Summary of Year End Results

	Year Ended August 31,		Percentage
	2010	2009	Increase / (Decrease)
Revenue	$--	$--	N/A
Expenses	(150,984)	(187,754)	(19.6)%
Net Loss	$(150,984)	$(187,754)	(19.6)%

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

Expenses

The major components of our expenses for the year ended August 31, 2010 and 2009 are outlined in the table below:

	Year Ended	Year Ended	Percentage Increase
	August 31, 2010	August 31, 2009	/ (Decrease)
Accounting and Audit	$37,757	$40,591	(7.0)%
Bank Charges and Interest	13,481	3,392	297.4%
Consulting Fees	600	600	0.0%
Depreciation	395	395	0.0%
Management Fees	48,000	48,000	0.0%
Mineral Property	7,300	19,501	(62.6)%
Exploration Costs
Office and Administrative	17,842	15,300	16.6%
Professional Fees	19,655	47,820	(58.9)%
Transfer Agent and Filing	4,242	9,398	(54.9)%
Fees
Travel and Promotion	1,712	2,757	(37.9)%
Total Expenses	$150,984	$187,754	(19.6)%

Our operating expenses decreased from $187,754, during the year ended August 31, 2009, to $150,984, during the year ended August 31, 2010. The decrease was primarily due to decreases in accounting and audit expenses, professional fees, mineral property exploration costs, transfer agent and filing fees and travel and promotion expenses. This was partially offset by increases in bank charges and interest and office and administrative expenses.

Audit and accounting expenses and professional expenses primarily relate to expenses incurred in connection with meeting our ongoing reporting requirements under the Exchange Act.

Management fees consists of fees incurred to our executive directors and officers.

The mineral property costs for the year ended August 31, 2010 relate to expenses incurred with maintaining the Blue Jack Property, the Minnie Claim and the Frances Property in good standing.

If we are able to obtain sufficient financing to proceed with our plan of operation, of which there is no assurance, we expect that our expenses will increase significantly as we engage in mining and exploration activities.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Year Ended August 31
	2010	2009
Net Cash used in Operating Activities	$(85,188)	$(105,466)
Net Cash used in Investing Activities	(1,919)	(16,443)
Net Cash from Financing Activities	85,217	122,130
Net Increase (Decrease) in Cash During Period	$(1,890)	$221

Working Capital
			Percentage
	At August 31, 2010	At August 31, 2009	Increase / (Decrease)
Current Assets	$51	$1,941	(97.4)%
Current Liabilities	308,330	157,712	95.5%
Working Capital Deficit	$(308,279)	$(155,771)	97.9%

As of August 31, 2010, we had $51 cash on hand and a working capital deficit of $308,279. The increase in our working capital deficit is primarily a result of: (i) an increase in accounts payable due to a lack of capital to meet our ongoing expenditures; and (ii) the fact that we received $85,217 in short term loans from arms length parties. The loans bear interest at 10% to 12%, are unsecured and due on demand. We have incurred a cumulative net loss of $474,819 for the period from the date of our inception on November 20, 2006 to August 31, 2010 and have not attained profitable operations to date.

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

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 2 of our audited financial statements for the year ended August 31, 2010 included in this Annual Report on Form 10-K. We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations.

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

Mineral Property Interests

We are an exploration stage mining company and have not yet realized any revenue from our operations. We are primarily engaged in the acquisition, exploration and development of mining properties. Exploration costs are expensed as incurred regardless of the stage of development or existence of reserves. Costs of acquisition are capitalized subject to impairment testing.

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

ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Audited financial statements for the years ended August 31, 2010 and 2009, including:

1.	Report of Independent Registered Accounting Firm (Davidson & Company, Chartered Accountants);

2.	Balance Sheets as of August 31, 2010 and 2009;

3.	Statements of Operations for the years ended August 31, 2010 and 2009 and cumulative from inception on November 20, 2006 to August 31, 2010;

4.	Statements of Cash Flows for the years ended August 31, 2010 and 2009 and cumulative from inception on November 20, 2006 to August 31, 2010;

5.	Statement of Stockholders’ Deficiency from inception on November 20, 2006 to August 31, 2010;and

6.	Notes to the Financial Statements.

December 10, 2010

YATERRA VENTURES CORP.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

AUGUST 31, 2010 AND 2009
(Stated in U.S. Dollars)

DAVIDSON & COMPANY LLP		A Partnership of Incorporated Professionals
Chartered Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Yaterra Ventures Corp.

We have audited the accompanying balance sheets of Yaterra Ventures Corp. as of August 31, 2010 and 2009, and the related statements of operations, cash flows and stockholders’ deficiency for the years ended August 31, 2010 and 2009 and for the period from November 20, 2006 (date of inception) to August 31, 2010. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yaterra Ventures Corp. as of August 31, 2010 and 2009, and the results of its operations and its cash flows for the years ended August 31, 2010 and 2009 and for the period from November 20, 2006 (date of inception) to August 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has experienced recurring losses from operations since inception, has a working capital deficit, and has a deficit accumulated during the exploration stage.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding these matters are also discussed in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“DAVIDSON & COMPANY LLP”

Vancouver, Canada	Chartered Accountants

December 14, 2010

YATERRA VENTURES CORP.
(An Exploration Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

	AUGUST 31
	2010	2009

ASSETS

Current
Cash	$51	$1,941

Computer Equipment (Note 4)	98	493
Mineral Property Acquisition Costs (Note 5)	24,362	22,443

Total Assets	$24,511	$24,877

LIABILITIES

Current
Accounts payable and accrued liabilities	$116,739	$74,333
Amounts payable to related parties (Note 8)	30,500	19,040
Promissory notes (Note 6)	161,091	64,339
Total Current Liabilities	308,330	157,712

STOCKHOLDERS’ DEFICIENCY

Capital Stock (Note 7)
Authorized:
100,000,000 common voting stock with a par value of $0.001 per share
100,000,000 preferred stock with a par value of $0.001 per share – none issued

Issued:
1,630,000 common shares as at August 31, 2010 and 2009	1,630	1,630

Additional Paid-In Capital	189,370	189,370
Deficit Accumulated During The Exploration Stage	(474,819)	(323,835)
Total Stockholders’ Deficiency	(283,819)	(132,835)

Total Liabilities and Stockholders’ Deficiency	$24,511	$24,877

The accompanying notes are an integral part of these financial statements.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
	YEAR	YEAR	NOVEMBER 20
	ENDED	ENDED	2006 TO
	AUGUST 31	AUGUST 31	AUGUST 31
	2010	2009	2010

Expenses
Accounting and audit	$37,757	$40,591	$108,677
Bank charges and interest	13,481	3,392	17,425
Consulting fees	600	600	2,150
Depreciation	395	395	1,086
Management fees	48,000	48,000	147,500
Mineral property exploration costs	7,300	19,501	38,238
Office and administrative	17,842	15,300	43,355
Professional fees	19,655	47,820	85,658
Transfer agent and filing fees	4,242	9,398	15,395
Travel and promotion	1,712	2,757	15,335

Net Loss For The Period	$(150,984)	$(187,754)	$(474,819)

Basic And Diluted Loss Per Share	$(0.09)	$(0.12)

Weighted Average Number Of Common Shares Outstanding	1,630,000	1,605,671

The accompanying notes are an integral part of these financial statements.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
	YEAR	YEAR	NOVEMBER 20
	ENDED	ENDED	2006 TO
	AUGUST 31	AUGUST 31	AUGUST 31
	2010	2009	2010

Cash Provided by (Used In) Operating Activities
Net loss for the period	$(150,984)	$(187,754)	$(474,819)
Depreciation	395	395	1,086
Interest accrued on promissory notes	11,535	2,209	13,744

Changes in non-cash operating working capital items:
Deposits	-	2,323	-
Accounts payable and accrued liabilities	42,406	60,321	116,739
Amounts due to related parties	11,460	17,040	30,500
	(85,188)	(105,466)	(312,750)
Cash Used In Investing Activities
Mineral property acquisition costs	(1,919)	(16,443)	(24,362)
Computer equipment	-	-	(1,184)
	(1,919)	(16,443)	(25,546)
Cash Provided By Financing Activities
Issue of share capital	-	60,000	191,000
Promissory notes	85,217	62,130	147,347
	85,217	122,130	338,347

Increase (Decrease) In Cash	(1,890)	221	51

Cash, Beginning Of Year	1,941	1,720	-

Cash, End Of Year	$51	$1,941	$51

Supplemental Disclosure Of Cash Flow Information
Cash paid during the year for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

There were no material non-cash financing or investing activities during the years presented.

The accompanying notes are an integral part of these financial statements.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

PERIOD FROM INCEPTION, NOVEMBER 20, 2006, TO AUGUST 31, 2010
(Stated in U.S. Dollars)

				DEFICIT
	COMMON STOCK			ACCUMULATED
			ADDITIONAL	DURING THE
			PAID-IN	EXPLORATION
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

Shares issued for cash at $0.01	900,000	$900	$8,100	$-	$9,000
Shares issued for cash at $0.20	610,000	610	121,390	-	122,000
Net loss for the period	-	-	-	(30,468)	(30,468)
Balance, August 31, 2007	1,510,000	1,510	129,490	(30,468)	100,532

Net loss for the year	-	-	-	(105,613)	(105,613)

Balance, August 31, 2008	1,510,000	1,510	129,490	(136,081)	(5,081)

Shares issued for cash at $0.50	120,000	120	59,880	-	60,000
Net loss for the year	-	-	-	(187,754)	(187,754)

Balance, August 31, 2009	1,630,000	1,630	189,370	(323,835)	(132,835)

Net loss for the year	-	-	-	(150,984)	(150,984)

Balance, August 31, 2010	1,630,000	$1,630	$189,370	$(474,819)	$(283,819)

The accompanying notes are an integral part of these financial statements.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2010 AND 2009
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

As shown in the accompanying financial statements, the Company has incurred a net loss of $(474,819) for the period from November 20, 2006 (inception) to August 31, 2010, and has no sales. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its natural resource properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

AUGUST 31, 2010 AND 2009
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements have been properly prepared within the framework of the significant accounting policies summarized below:

	a)	Organization and Start-up Costs

Costs of start up activities, including organizational and incorporation costs, are expensed as incurred.

	b)	Exploration Stage Enterprise

The Company's financial statements are prepared using the accrual method of accounting. Until such properties are acquired and developed, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the exploration stage.

	c)	Mineral Property Interests

The Company is an exploration stage mining company and has not yet realized any revenue from its operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Exploration costs are expensed as incurred regardless of the stage of development or existence of reserves. Costs of acquisition are capitalized subject to impairment testing when fact and circumstances indicate impairment may exist.

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

AUGUST 31, 2010 AND 2009
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

The Company’s financial instruments include cash, accounts payable and accrued liabilities, accounts payable to related parties and promissory notes. As at August 31, 2010, the fair values of these financial instruments approximate their carrying values due to their short term to maturity.

	g)	Basic and Diluted Loss Per Share

Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At August 31, 2010, the Company has no common stock equivalents that were anti-dilutive and excluded in the earnings per share computation. Share and per share amounts have been adjusted to reflect a one-for-ten reverse stock split.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2010 AND 2009
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	h)	Income Taxes

The Company uses the asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

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

AUGUST 31, 2010 AND 2009
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	l)	Asset Retirement Obligations

An asset retirement obligation ("ARO") is a legal obligation associated with the retirement of a tangible long-lived asset that the Company is required to settle. The Company recognizes the fair value of a liability for the ARO in the year in which it is incurred when a reasonable estimate of fair value can be made. The carrying amount of the related long-lived asset is increased by the same amount as the liability.

The cost of the tangible asset, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash flows, discounted at the Company's credit-adjusted risk-free interest rate. To date, no significant asset retirement obligation exists due to the early stage of exploration. Accordingly, no liability has been recorded.

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

Environmental expenditures that relate to ongoing environmental and reclamation programs are charged against the statement of operations as incurred or capitalized and amortized depending upon their future economic benefits. The Company does not currently anticipate any material capital expenditures for environmental control facilities because its property holding is at an early stage of exploration.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2010 AND 2009
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	n)	Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market. The Company uses a three-tier fair value hierarchy which prioritizes the inputs in measuring fair value as follows:

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value as of August 31, 2010, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair values:

		QUOTED	SIGNIFICANT
	FAIR VALUE	PRICES	OTHER
	AT	IN ACTIVE	OBSERVABLE	UNOBSERVABLE
	AUGUST 31	MARKETS	INPUTS	INPUTS
DESCRIPTION	2010	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)

Assets:
Cash	$51	$51	$-	$-
Assets measured at fair value at August 31, 2010	$51	$51	$-	$-

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In February 2010, FASB issued Accounting Standards Update (“ASU”) 2010-09 Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 removes the requirement for an SEC filer to disclose a date in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of GAAP. All of the amendments in ASU 2010-09 are effective upon issuance of the final ASU, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The Company adopted ASU 2010-09 in February 2010 and it did not have a material impact on the Company’s financial statements.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2010 AND 2009
(Stated in U.S. Dollars)

3.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

4.	COMPUTER EQUIPMENT

		AUGUST 31		AUGUST 31
		2010		2009
		ACCUMULATED	NET BOOK	NET BOOK
	COST	AMORTIZATION	VALUE	VALUE

Computer equipment	$1,184	$1,086	$98	$493

5.	MINERAL PROPERTIES

	AUGUST 31		ABANDONED,	AUGUST 31
	2009	ADDITIONS	IMPAIRED	2010
Mineral Property

Blue Jack claims	$16,000	$-	$-	$16,000
Frances claims	443	1,919	-	2,362
Minnie Lode claims	6,000	-	-	6,000

	$22,443	$1,919	$-	$24,362

YATERRA VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2010 AND 2009
(Stated in U.S. Dollars)

5.	MINERAL PROPERTIES (Continued)

	NOVEMBER 30		ABANDONED,	AUGUST 31
	2009	ADDITIONS	IMPAIRED	2009
Mineral Property

Blue Jack claims	$-	$16,000	$-	$16,000
Frances claims	-	443	-	443
Minnie Lode claims	-	6,000	-	6,000

	$-	$22,443	$-	$22,443

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

The assignment agreement was amended on October 27, 2009 (the “First Amendment Agreement”), December 10, 2009 (the “Second Amendment Agreement”), February 11, 2010 (the “Third Amendment Agreement”), June 1, 2010 (the “Fourth Amendment Agreement”) and September 1, 2010 (the “Fifth Amendment Agreement”) and consideration for the claim is as follows:

1.

$500 CDN on execution of the First Amendment Agreement (paid);
$500 CDN on execution of the Second Amendment Agreement (paid);
$500 CDN on execution of the Third Amendment Agreement (paid);
$500 CDN on execution of the Fourth Amendment Agreement (paid);
$500 CDN on execution of the Fifth Amendment Agreement (paid);

2.	2,000 common shares due on or before March 15, 2011
3.	incurring $10,000 CDN in exploration expenditures by March 15, 2011;
4.	an additional $2,500 CDN due on or before April 15, 2011;
5.	an additional 3,000 common shares due on or before April 15, 2011;

YATERRA VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2010 AND 2009
(Stated in U.S. Dollars)

5.	MINERAL PROPERTIES (Continued)

6.	an additional $10,000 CDN due on or before July 14, 2011;
7.	An additional 10,000 common shares due on or before July 14, 2011;
8.	incurring an additional $150,000 CDN in exploration expenditures by July 14, 2012.

All other terms of the agreement remain unchanged.

6.	PROMISSORY NOTES

During the year ended August 31, 2010, the Company entered into various promissory note agreements, whereby it borrowed an additional $85,217 (2009 -$62,130) from arms’ length parties. These notes bear interest at 10% to 12% per annum, are unsecured and are repayable on demand. As at August 31, 2010, a total of $13,744 (2009 – $2,209) has been accrued as interest on all of the outstanding notes.

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

Included in issued share capital are 900,000 restricted common shares of the Company (2009 – 900,000).

8.	RELATED PARTY TRANSACTIONS

During the year ended August 31, 2010, the Company paid or accrued management fees for services performed in the amount of $42,000 (2009 - $42,000) to directors and also paid or accrued during the period, $6,000 to two members of management (2009 - $6,000).

As at August 31, 2010, a total of $30,500 (August 31, 2009 - $19,040) is owing to a director and two members of management. These amounts are unsecured, do not bear interest and are due on demand.

The Company carried out a number of transactions with related parties in the normal course of business. These transactions were recorded at their exchange amount, which is the amount of consideration established and agreed to by the related parties.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2010 AND 2009
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

The Company has one reportable operating segment, being the acquisition and exploration of mineral properties. Details of identifiable assets by geographic segments are as follows:

	CAPITAL	PROPERTY
	ASSETS	INTERESTS

August 31, 2010
USA	$-	$22,000
Canada	98	2,362

	$98	$24,362

August 31, 2009
USA	$-	$22,000
Canada	493	443

	$493	$22,443

11.	INCOME TAX

	a)	Income Tax Provision

The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 34% (2009 – 34%) to income before income taxes. The difference results from the following items:

	2010	2009

Loss for the period	$(150,984)	$(187,754)

Computed expected (benefit of) income taxes	(51,335)	(63,836)
Non-deductible item	2,482	6,630
Increase in valuation allowance	48,853	57,206

Income tax provision	$-	$-

YATERRA VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2010 AND 2009
(Stated in U.S. Dollars)

11.	INCOME TAX (Continued)

b)	Significant components of the Company’s deferred income tax assets are as follows:

	2010	2009

Deferred income tax assets:
Non-capital loss carryforward	$148,500	$110,100
Mineral property and exploration expenditures	12,500	7,600
	161,000	117,700
Valuation allowance	(161,000)	(117,700)

Net deferred income tax assets	$-	$-

c)

The Company has incurred operating losses of approximately $437,000 which, if unutilized, will begin to expire in 2027. Subject to certain restrictions, the Company has mineral property and exploration expenditures of $60,861 available to reduce future taxable income. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. As at August 31, 2010, the valuation allowance has increased by $43,300 from the balance as at August 31, 2009.

12.	SUBSEQUENT EVENTS

a)	The Company entered into promissory notes whereby it borrowed a total of $40,618 from arms’ length parties. The notes bear interest at 10% per annum, are unsecured and are repayable on demand

b)
The Company entered into a letter of intent with Healthcare of Today and Organ Transport Systems Inc. with respect to entering into a proposed business combination. The parties decided not to proceed with the proposed business combination.

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

ITEM 9AT.         CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15(d)-15(e) as of August 31, 2010 (the “Evaluation Date”). Based upon that evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the year ended August 31, 2010 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Under the supervision and with the participation of our Principal Executive Officer and Principal Accounting Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of the Evaluation Date, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the Evaluation Date and identified the following material weaknesses:

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

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal year ended August 31, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.           OTHER INFORMATION.

On December 10, 2010, we entered into a fifth amendment agreement dated for reference September 1, 2010 (the "Fifth Amendment Agreement") with Geoffrey Goodall whereby Mr. Goodall agreed to extend the due date of certain payments, expenses and share issuances under the Frances Option Agreement.

PART III

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our executive officers and directors and their age and titles are as follows:

Name of Director	Age	Position
Jarrett F. Bousquet	35	President, Secretary, Treasurer and Director
David K. Ryan	43	Vice-President, Finance
Shane Epp	38	Executive Vice-President
Lindsay E. Gorrill	48	Director

Mr. Jarrett F. Bousquet is our President, Secretary, Treasurer and Director. Mr. Bousquet was appointed as director and officer on November 20, 2006. Mr. Bousquet is currently employed as a sports agent and Vice-President of Titan Sports Management Inc and has held the position since 1999. In 1999, Mr. Bousquet received a Bachelor of Science in Kinesiology from the University of Calgary (Alberta, Canada).

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

Mr. Lindsay E. Gorrill is a member of our Board of Directors. Mr. Gorrill was appointed as a member of the Board of Directors on August 28, 2008. Mr. Gorrill has twenty years of senior management experience and has a diverse background with publicly listed companies. Mr. Gorrill serves as President of Star Gold Corp. a mining exploration company, quoted on the OTC Bulletin Board. Since July 9, 2007, Mr. Gorrill has acted as Chief Executive Officer and as a direcctor of Jayhawk Energy, Inc., a company quoted on the OTC Bulletin Board. From August 2007 to July 2008, Mr. Gorrill served as Chief Financial Officer of Quinto Mining Corp., a company listed on the TSX Venture Exchange. Mr. Gorrill has also held management positions Berkley Resources Inc., a company listed on the TSX Venture Exchange. Until April 2005, Mr. Gorrill acted as President and Chief Executive Officer of WGI Heavy Minerals Inc., a company listed on the Toronto Stock Exchange and engaged in the exploration, production and marketing of industrial metals. Mr. Gorrill is a Chartered Accountant and graduated from Simon Fraser University with a BBA in Finance and Marketing.

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

Code of Ethics

We adopted a Code of Ethics applicable to our officers and directors which is a “code of ethics” as defined by applicable rules of the SEC. Our code of ethics is attached as an exhibit to our Annual Report for the year ended August 31, 2009 filed with the SEC on December 15, 2009. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our President, Treasurer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a current report on Form 8-K filed with the SEC.

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of such reports received by the Company, we believe that, during the year ended August 31, 2010, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

ITEM 11.           EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the total compensation paid to or earned by our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K as of our fiscal years ended August 31, 2010 and 2009.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Jarrett F. Bousquet(1) President, Secretary, Treasurer and Director	2010 2009	30,000 30,000	- -	- -	- -	- -	- -	- -	30,000 30,000
David K. Ryan(2) Vice-President, Finance	2010 2009	3,000 3,000	- -	- -	- -	- -	- -	- -	3,000 3,000
Shane Epp(3) Executive Vice- President	2010 2009	3,000 3,000	- -	- -	- -	- -	- -	- -	3,000 3,000

Notes:

(1)	Under the terms of a verbal agreement, Mr. Bousquet is paid $2,500 per month for his services.
(2)	We have accrued $250 per month for Mr. Ryan acting as Vice-President, Finance.
(3)	We have accrued $250 per month for Mr. Epp acting as Executive Vice-President.

Outstanding Equity Awards At Fiscal Year End

As at August 31, 2010, we did not have any outstanding equity awards.

Director Compensation

The following table sets forth the compensation paid to our directors for the fiscal year ended August 31, 2010.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Lindsay E. Gorrill(1)	12,000	-	-	-	-	-	12,000

Note:

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of December 14, 2010 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities of our shares of common stock, (ii) our executive officers and directors, and (iii) our named executive officers as defined in Item 402(m)(2) of Regulation S-K. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown.

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

Note:

(1)

A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 14, 2010. As of December 14, 2010, there were 1,630,000 shares of our common stock issued and outstanding.

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

CANADIAN NATIONAL INSTRUMENT 58-101

We are a reporting issuer in the Province of British Columbia. National Instrument 58-101 of the Canadian Securities Administrators requires our company to disclose annually on our Annual Report certain information concerning corporate governance.

Board of Directors

Our Board of Directors is currently comprised of two members, Mr. Bousquet and Mr. Gorrill. Mr Bousquet is not “independent”, as that term is defined in Nation Instrument 52-110, due to the fact that he is our President, Secretary and Treasurer.

Directorships

Other than Mr. Gorrill, none of our directors and officers are current directors or officers of any other reporting issuer (or the equivalent in a foreign jurisdiction). Mr. Gorrill currently acts as a director or officer for the following reporting issuers (or equivalent):

Reporting Issuer	Position	Reporting Jurisdiction
Jayhawk Energy Inc.	Chief Executive Officer and Director	United States
Star Gold Corp.	President	United States

Orientation and Continuing Education

Mr. Bousquet and Mr. Gorrill provided an overview of the our business activities, systems and business plan to all new directors. New director candidates have free access to any of our records, employees or senior management in order to conduct their own due diligence and will be briefed on the strategic plans, short, medium and long term corporate objectives, business risks and mitigation strategies, corporate governance guidelines and existing policies of the Company. Directors are encouraged to update their skills and knowledge by taking courses and attending professional seminars.

Ethical Business Conduct

Our directors believe good corporate governance is an integral component to the success of the Company and to meet responsibilities to shareholders. Generally, our directors have found that the fiduciary duties placed on individual directors by the Company’s governing corporate legislation and the common law and the restrictions placed by applicable corporate legislation on an individual director’s participation in decisions of the Board of Directors in which the director has an interest have been sufficient to ensure that the Board of Directors operates independently of management and in the best interests of the Company.

Our directors are also responsible for applying governance principles and practices, and tracking development in corporate governance, and adapting “best practices” to suit the needs of the Company. The directors may also be directors and officers of other companies, and conflicts of interest may arise between their duties. Such conflicts must be disclosed in accordance with, and are subject to such other procedures and remedies as applicable under the Nevada Revised Statutes.

Nomination of Directors

Our directors have not formed a nominating committee or similar committee to assist them with the nomination of directors for the Company. Our directors consider the size of the Board of Directors to be too small to warrant creation of such a committee; and our directors have contacts they can draw upon to identify new members of the Board of Directors as needed from time to time.

Our directors will continually assess the size, structure and composition of the Board of Directors, taking into consideration its current strengths, skills and experience, proposed retirements and the requirements and strategic direction of the Company. As required, directors will recommend suitable candidates for consideration as members of the Board of Directors.

Assessments

Our directors have not implemented a process for assessing his effectiveness. As a result of our small size and stage of development, our directors consider a formal assessment process to be inappropriate at this time. Our directors plan to continue evaluating their own effectiveness on an ad hoc basis.

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

	Year Ended August 31, 2010	Year Ended August 31, 2009

Audit Fees	$14,397	$30,098
Audit-Related Fees	11,460	NIL
Tax Fees	NIL	NIL
All Other Fees	NIL	NIL
Total	$25,857	$30,098

ITEM 15.           EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws, as amended.(1)

10.1	Purchase Agreement (Minnie Claim) dated March 28, 2007 between Yaterra and Multi Metal Mining Corp.(1)

10.2	Purchase Agreement (Blue Jack Property) dated August 29, 2008 between Yaterra and Howard V. Metzler. (1)

10.3	Option Agreement (Frances Property) dated July 14, 2009 between Yaterra and Geoffrey Goodall.(2)

10.4	Amendment Agreement (Frances Property) dated October 27, 2009 between Yaterra and Geoffrey Goodall.(3)

10.5	Second Amendment Agreement (Frances Property) dated December 10, 2009 between Yaterra and Geoffrey Goodall.(3)

10.6	Third Amendment Agreement (Frances Property) dated February 11, 2010 between Yaterra and Geoffrey Goodall.(4)

10.7	Fourth Amendment Agreement (Frances Property) dated June 1, 2010 between Yaterra and Geoffrey Goodall. (5)

10.8	Fifth Amendment Agreement (Frances Property) dated for reference September 1, 2010 between Yaterra and Geoffrey Goodall.

14.1	Code of Ethics.(3)

31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Accounting Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Accounting Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audit Committee Charter.(3)

99.2	Letter of Intent between the Company and Healthcare of Today, Inc. (6)

Notes:

(1)	Previously filed as an exhibit to our Registration Statement on Form S-1 originally filed with the SEC on December 8, 2008, as amended January 8, 2009 and declared effective January 13, 2009.
(2)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on July 16, 2009.
(3)	Previously filed as an exhibit to our Annual Report on Form 10-K filed with the SEC on December 15, 2009.
(4)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on April 19, 2010.
(5)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on July 15, 2010.
(6)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on November 10, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YATERRA VENTURES CORP.

Date:	December 14, 2010	By:	/s/ Jarrett F. Bousquet
JARRETT F. BOUSQUET
President, Secretary, Treasurer, and Director
(Principal Executive Officer)

Date:	December 14, 2010	By:	/s/ David K. Ryan
DAVID K. RYAN
Vice-President, Finance
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	December 14, 2010	By:	/s/ Jarrett F. Bousquet
JARRETT F. BOUSQUET
President, Secretary, Treasurer, and Director
(Principal Executive Officer)

Date:	December 14, 2010	By:	/s/ David K. Ryan
DAVID K. RYAN
Vice-President, Finance
(Principal Accounting Officer)

Date:	December 14, 2010	By:	/s/ Lindsay E. Gorrill
LINDSAY E. GORRILL
Director