Form 10-Q
period 2010-11-30
YATERRA VENTURES CORP.
filed 2011-01-19
CIK 1406588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[ x ] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).[ ] Yes[ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No[ x ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of January 18, 2011, the Registrant had 1,630,000 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended November 30, 2010 are not necessarily indicative of the results that can be expected for the year ending August 31, 2011.

As used in this Quarterly Report, the terms "we,” "us,” "our,” “Yaterra” and the “Company” mean Yaterra Ventures Corp. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

FIRST QUARTER FINANCIAL STATEMENTS

     NOVEMBER 30, 2010
(Unaudited – see Notice to Reader)
(Stated in U.S. Dollars)

YATERRA VENTURES CORP.
(An Exploration Stage Company)

BALANCE SHEETS
(Unaudited – see Notice to Reader)
(Stated in U.S. Dollars)

	NOVEMBER 30	AUGUST 31
	2010	2010

ASSETS

Current
Cash	$868	$51

Computer Equipment (Note 4)	-	98
Mineral Property Acquisition Costs (Note 5)	24,362	24,362

Total Assets	$25,230	$24,511

LIABILITIES

Current
Accounts payable and accrued liabilities	$128,890	$116,739
Amounts payable to related parties (Note 8)	34,500	30,500
Promissory notes (Note 6)	183,957	161,091
Total Current Liabilities	347,347	308,330

STOCKHOLDERS’ DEFICIENCY

Capital Stock (Note 7)
Authorized:
100,000,000 common voting stock with a par value of $0.001 per share 100,000,000 preferred stock with a par value of $0.001 per share – none issued

Issued:
1,630,000 common shares as at November 30, 2010 and August 31, 2010	1,630	1,630

Additional Paid-In Capital	189,370	189,370
Deficit Accumulated During The Exploration Stage	(513,117)	(474,819)
Total Stockholders’ Deficiency	(322,117)	(283,819)

Total Liabilities and Stockholders’ Deficiency	$25,230	$24,511

The accompanying condensed notes are an integral part of these interim financial statements.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited – see Notice to Reader)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
	THREE	THREE	INCEPTION
	MONTHS	MONTHS	NOVEMBER 20
	ENDED	ENDED	2006 TO
	NOVEMBER 30	NOVEMBER 30	NOVEMBER 30
	2010	2009	2010

Expenses
Accounting and audit	$9,283	$5,000	$117,960
Bank charges and interest	4,417	2,603	21,842
Consulting fees	150	150	2,300
Depreciation	98	99	1,184
Management fees	12,000	12,000	159,500
Mineral property exploration costs	-	-	38,238
Office and administrative	2,769	4,092	46,124
Professional fees	9,409	4,151	95,067
Transfer agent and filing fees	-	1,281	15,395
Travel and promotion	172	-	15,507

Net Loss For The Period	$(38,298)	$(29,376)	$(513,117)

Basic And Diluted Loss Per Share	$(0.02)	$(0.02)

Weighted Average Number Of Common Shares Outstanding	1,630,000	1,630,000

The accompanying condensed notes are an integral part of these interim financial statements.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited – see Notice to Reader)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
	THREE	THREE	INCEPTION
	MONTHS	MONTHS	NOVEMBER 20
	ENDED	ENDED	2006 TO
	NOVEMBER 30	NOVEMBER 30	NOVEMBER 30
	2010	2009	2010

Cash Provided by (Used In) Operating
Activities
Net loss for the period	$(38,298)	$(29,376)	$(513,117)
Depreciation	98	99	1,184
Interest accrued on promissory notes	4,089	1,847	17,833

Changes in non-cash operating working capital items:

Accounts payable and accrued liabilities	12,151	6,225	128,890
Amounts due to related parties	4,000	2,960	34,500
	(17,960)	(18,245)	(330,710)
Cash Used In Investing Activities
Mineral property acquisition costs	-	-	(24,362)
Computer equipment	-	-	(1,184)
	-	-	(25,546)
Cash Provided By Financing Activities
Issue of share capital	-	-	191,000
Promissory notes	18,777	19,185	166,124
	18,777	19,185	357,124

Increase In Cash	817	940	868

Cash, Beginning Of Period	51	1,941	-

Cash, End Of Period	$868	$2,881	$868

Supplemental Disclosure Of Cash Flow
Information
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

There were no material non-cash financing or investing activities during the periods presented.

The accompanying condensed notes are an integral part of these interim financial statements.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

NOVEMBER 30, 2010
(Unaudited – see Notice to Reader)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto included for the fiscal year ended August 31, 2010. The Company assumes that the readers of these interim financial statements herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s financial statements for the fiscal year ended August 31, 2010, has been omitted. The results of operations for the three month period ended November 30, 2010 are not necessarily indicative of results for the entire year ending August 31, 2011.

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

NOVEMBER 30, 2010
(Unaudited – see Notice to Reader)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS (Continued)

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $513,117 for the period from November 20, 2006 (inception) to November 30, 2010, and has no sales. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its natural resource properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

NOVEMBER 30, 2010
(Unaudited – see Notice to Reader)
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

NOVEMBER 30, 2010
(Unaudited – see Notice to Reader)
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

The Company’s financial instruments include cash, accounts payable and accrued liabilities, accounts payable to related parties and promissory notes. As at November 30, 2010, the fair values of these financial instruments approximate their carrying values due to their short term to maturity.

	g)	Basic and Diluted Loss Per Share

Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At November 30, 2010, the Company has no common stock equivalents that were anti-dilutive and excluded in the earnings per share computation. Share and per share amounts have been adjusted to reflect a one-for-ten reverse stock split.

	h)	Income Taxes

The Company uses the asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

NOVEMBER 30, 2010
(Unaudited – see Notice to Reader)
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

YATERRA VENTURES CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

NOVEMBER 30, 2010
(Unaudited – see Notice to Reader)
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	l)	Asset Retirement Obligations (Continued)

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

NOVEMBER 30, 2010
(Unaudited – see Notice to Reader)
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	n)	Fair Value of Financial Instruments (Continued)

The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value as of November 30, 2010, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair values:

		QUOTED	SIGNIFICANT
	FAIR VALUE	PRICES	OTHER
	AT	IN ACTIVE	OBSERVABLE	UNOBSERVABLE
	NOVEMBER 30	MARKETS	INPUTS	INPUTS
DESCRIPTION	2010	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)

Assets:
Cash	$868	$868	$-	$-
Assets measured at fair value at November 30, 2010	$868	$868	$-	$-

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In April 2010, the FASB provided an update to address the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. FASB Accounting Standards Codification Topic 718, Compensation—Stock Compensation, provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment award that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. This standard is effective for years beginning after December 15, 2010, and for subsequent interim and annual reporting periods thereafter. The Company does not expect the adoption of this standard to have a significant effect on the Company's results of operations or financial position.

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

YATERRA VENTURES CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

NOVEMBER 30, 2010
(Unaudited – see Notice to Reader)
(Stated in U.S. Dollars)

3.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements amending ASC 605. ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. ASU 2009-13 eliminates the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of ASU 2009-13 did not have a material impact on the Company’s financial position or results of operations.

4.	COMPUTER EQUIPMENT

	NOVEMBER 30			AUGUST 31
	2010			2010
		ACCUMULATED	NET BOOK	NET BOOK
	COST	AMORTIZATION	VALUE	VALUE

Computer equipment	$1,184	$1,184	$-	$98

5.	MINERAL PROPERTIES

	AUGUST 31		ABANDONED,	NOVEMBER 30
	2010	ADDITIONS	IMPAIRED	2010
Mineral Property

Blue Jack claims	$16,000	$-	$-	$16,000
Frances claims	2,362	-	-	2,362
Minnie Lode claims	6,000	-	-	6,000

	$24,362	$-	$-	$24,362

YATERRA VENTURES CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

NOVEMBER 30, 2010
(Unaudited – see Notice to Reader)
(Stated in U.S. Dollars)

5.	MINERAL PROPERTIES (Continued)

	AUGUST 31		ABANDONED,	AUGUST 31
	2009	ADDITIONS	IMPAIRED	2010
Mineral Property

Blue Jack claims	$16,000	$-	$-	$16,000
Frances claims	443	1,919	-	2,362
Minnie Lode claims	6,000	-	-	6,000

	$22,443	$1,919	$-	$24,362

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

NOVEMBER 30, 2010
(Unaudited – see Notice to Reader)
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

During the period ended November 30, 2010, the Company entered into additional promissory note agreements, whereby it borrowed an additional $18,777 from arms’ length parties. These notes bear interest at 10%, are unsecured and are repayable on demand. As at November 30, 2010, a total of $17,833 has been accrued as interest on all of the outstanding notes.

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

Included in issued share capital are 900,000 restricted common shares of the Company (2010– 900,000).

YATERRA VENTURES CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

NOVEMBER 30, 2010
(Unaudited – see Notice to Reader)
(Stated in U.S. Dollars)

8.	RELATED PARTY TRANSACTIONS

During the three month period ended November 30, 2010, the Company paid or accrued management fees for services performed in the amount of $10,500 (2010 - $10,500) to directors and also paid or accrued during the period, $1,500 to two members of management (2010 - $1,500).

As at November 30, 2010, a total of $34,500 (August 31, 2010 - $30,500) is owing to a director and two members of management. These amounts are unsecured, do not bear interest and are due on demand.

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

The Company has one reportable operating segment, being the acquisition and exploration of mineral properties. Details of identifiable assets by geographic segments are as follows:

		MINERAL
	CAPITAL	PROPERTY
	ASSETS	INTERESTS

November 30 2010
USA	$-	$22,000
Canada	-	2,362

	$-	$24,362

August 31, 2010
USA	$-	$22,000
Canada	98	2,362

	$98	$24,362

YATERRA VENTURES CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

NOVEMBER 30, 2010
(Unaudited – see Notice to Reader)
(Stated in U.S. Dollars)

11.	SUBSEQUENT EVENTS

	a)	The Company entered into promissory notes whereby it borrowed a total of $33,283 from arms’ length parties. The notes bear interest at 10% per annum, are unsecured and are repayable on demand.

b)

On January 15, 2011, the Company entered into a letter of intent with nanoCrypt AG (“nanoCrypt”) with respect to entering into a proposed business combination of the Company and nanoCrypt. NanoCrypt is the owner of a patented technology used for their mobile ticketing and coupon systems known as nanoTicketTM .

The Company and nanoCrypt have agreed to complete a business combination of the two companies such that following completion of the business combination, nanoCrypt or its shareholders will own 60% of the common shares of the resulting entity and the Company’s shareholders immediately prior to the business combination will own the remaining 40%.

Closing of the business combination will be subject to the Company settling all of its outstanding indebtedness other than professional fees incurred in connection with the business combination and nanoCrypt obtaining approval from its shareholders holding a minimum of 75% of the voting shares. Within 90 days following the closing of the business combination, the Company will be required to provide funding of USD $300,000 (of which $100,000 has been received) to nanoCrypt.

The parties have agreed to use reasonable commercial efforts to prepare and execute formal documents for the business combination within 60 days of the date of the letter of intent (the “Due Diligence Period”). NanoCrypt has agreed that during the Due Diligence Period, they will not agree, negotiate or discuss with any other party a sale of shares of nanoCrypt or business combination of nanoCrypt other than the business combination contemplated by this letter of intent.

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

In addition to the Blue Jack Property and the Minnie Claim, we also have an option to acquire a 60% interest (the “Option”) in a property referred to as the Frances Property. The Frances Property consists of 206 hectares and is located in the Vancouver Mining District, British Columbia. Under the terms of an option agreement dated July 14, 2009, as amended on October 27, 2009 (the “First Amendment Agreement”), December 10, 2009 (the “Second Amendment Agreement”), February 11, 2010 (the “Third Amendment Agreement”), June 1, 2010 (the “Fourth Amendment Agreement”) and September 1, 2010 (the “Fifth Amendment Agreement”) between the Company and Geoffrey Goodall (the “Optionor”), in order to exercise and maintain the Option, we are required to do the following:

(a)	pay $500 CDN to the Optionor on execution of the option agreement (which amount has been paid);

(b)	pay $500 CDN to the Optionor on execution of the First Amendment Agreement (which amount has been paid);

(c)	pay $500 CDN to the Optionor on execution of the Second Amendment Agreement (which amount has been paid);

(d)	pay $500 CDN to the Optionor on execution of the Third Amendment Agreement (which amount has been paid);

(e)	pay $500 CDN to the Optionor on execution of the Fourth Amendment Agreement (which amount has been paid);

(f)	pay $500 CDN to the Optionor on execution of the Fifth Amendment Agreement (which amount has been paid subsequent to November 30, 2010);

(g)	pay an aggregate of $12,500 CDN to the Optionor as follows:

(i) $2,500 CDN on or before April 15, 2011; and
(ii) $10,000 CDN on or before July 14, 2011;

(h)	issue an aggregate of 15,000 shares of our common stock to the Optionor as follows:

(i) 2,000 shares on or before March 15, 2011;
(ii) 3,000 shares on or before April 15, 2011; and
(iii) 10,000 shares on or before July 14, 2011; and

(i)	incur exploration expenditures of $160,000 CDN on the Frances Property as follows:

(i) $10,000 CDN on or before on or before March 15, 2011; and
(ii) $150,000 CDN on or before July 14, 2012.

Our ability to exercise the Option will be subject to our obtaining additional financing. There is no assurance that we will be able to exercise the Option in order to acquire a 60% undivided interest in the Frances Property.

We have not earned any revenues to date. We do not anticipate earning revenues until such time as we enter into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs

RECENT CORPORATE DEVELOPMENTS

On January 18, 2010, we entered into a letter of intent with nanoCrypt AG ("nanoCrypt") with respect to entering into a proposed business combination with nanoCrypt. NanoCrypt is the owner of a patented technology used for their mobile ticketing and coupon systems known as nanoTicket™ and nanoCoupon™ respectively.

We have agreed to complete a business combination of the two companies such that following completion of the business combination, nanoCrypt or its shareholders will own 60% of the common shares of the resulting entity and our shareholders immediately prior to the business combination will own the remaining 40%.

Closing of the business combination will be subject to our settling all of our outstanding indebtedness other than professional fees incurred in connection with the business combination and nanoCrypt obtaining approval from its shareholders holding a minimum of 75% of the voting shares. Within 90 days following closing of the business combination, we will be required to provide funding of USD $300,000 (of which $100,000 has been received) to nanoCrypt.

The parties have agreed to use reasonable commercial efforts to prepare and execute formal documents for the business combination within 60 days of the date of the letter of intent (the “Due Diligence Period”). NanoCrypt has agreed that during the Due Diligence Period, they will not agree, negotiate or discuss with any other party a sale of shares of nanoCrypt or business combination of nanoCrypt other than the business combination contemplated by this letter of intent.

There is no assurance that the transaction will be completed on the terms contemplated or at all.

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

Blue Jack Property

Our plan is to conduct Phase Ia of our exploration program on the Blue Jack Property in Spring 2011. However, we will require additional financing in order to implement Phase Ia of our exploration program on the Blue Jack Property. If we are able to raise additional financing, of which there is no assurance, our plan for the Blue Jack Property is as follows.

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

To date, we have not earned any revenues and we do not anticipate earning revenues in the near future. As at November 30, 2010, we had $868 cash on hand. As such, we do not have sufficient financial resources to meet the anticipated costs of completing our exploration program for the Blue Jack Property and the option payments for the Frances Property. Accordingly, we will need to obtain additional financing in order to complete our plan of operation and meet our current obligations as they come due. We currently do not have any arrangements for financing and we may not be able to obtain financing. Obtaining additional financing would be subject to a number of factors outside of our control, including the results from our exploration program, and any unanticipated problems relating to our mineral exploration activities, such as environmental assessments and additional costs and expenses that may exceed our current estimates. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us in which case our business will fail.

RESULTS OF OPERATIONS

Three Months Summary
			Percentage
	Three Months Ended	Three Months Ended	Increase /
	November 30, 2010	November 30, 2009	(Decrease)
Revenue	$-	$-	n/a
Expenses	(38,298)	(29,376)	30.4%
Net Income (Loss)	$(38,298)	$(29,376)	30.4%

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

Expenses

Our expenses for the three months ended November 30, 2010 and 2009 consisted of the following:

			Percentage
	Three Months Ended	Three Months Ended	Increase /
	November 30, 2010	November 30, 2009	(Decrease)
Accounting and Audit	$9,238	$5,000	84.8%
Bank Charges and Interest	4,417	2,603	69.7%
Consulting Fees	150	150	n/a
Depreciation	98	99	(1.0)%
Management Fees	12,000	12,000	n/a
Office and Administrative	2,769	4,092	(32.3)%
Professional Fees	9,409	4,151	126.7%
Transfer Agent and Filing Fees	-	1,281	(100.0)%
Travel and Promotion	172	-	100.0%
Total Expenses	$38,298	$29,376	30.4%

Our operating expenses increased from $29,376, during the three months ended November 30, 2009, to $38,298, during the three months ended November 30, 2010. The increase was primarily due to increases in professional fees accounting and audit expenses, bank charges and interest and travel and promotion expenses. This was partially offset by decreases in office and administrative expenses and transfer agent and filing fees.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	As at	As at	Increase /
	November 30, 2010	August 31, 2010	(Decrease)
Current Assets	$868	$51	1602.0%
Current Liabilities	347,347	308,330	12.7%
Working Capital Deficit	$(346,479)	$(308,279)	12.4%

Cash Flows
	Three Months Ended	Three Months Ended
	November 30, 2010	November 30, 2009
Cash Flows Used In Operating Activities	$(17,960)	$(18,245)
Cash Flows Used in Investing Activities	-	-
Cash Flows Provided By Financing Activities	18,777	19,185
Increase In Cash During Period	$817	$940

As of November 30, 2010, we had $868 cash on hand and a working capital deficit of $346,479. The increase in our working capital deficit is primarily a result of: (i) an increase in accounts payable due to a lack of capital to meet our ongoing expenditures; and (ii) the fact that we received $18,777 in short term loans from arms length parties. The loans bear interest at 10%, are unsecured and due on demand. We have incurred a cumulative net loss of $513,117 for the period from the date of our inception on November 20, 2006 to November 30, 2010 and have not attained profitable operations to date.

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15(d)-15(e) as of November 30, 2010, (“Evaluation Date”). Based upon that evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended August 31, 2010 (the "2010 Annual Report").

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2010 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended November 30, 2010 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended November 30, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

As at November 30, 2010, we had $868 cash on hand. Our ability to implement Phases 1a, 1b and 1c of our exploration program on the Blue Jack Property, meet our obligations under the option agreement to acquire a 60% undivided interest in the Frances Property and enter into a formal agreement and complete proposed business combination with nanoCrypt will be subject to our obtaining additional financing. Our ability to obtain additional financing could be subject to a number of factors outside of our control, including the results from our exploration program, and any unanticipated problems relating to our mineral exploration activities, including environmental assessments and additional costs and expenses that may exceed our current estimates. If we are unable to obtain additional financing in the amounts and when needed, our business could fail.

There is no assurance that we will be able to reach a formal agreement or complete the proposed business combination with nanoCrypt.

There is no assurance that the proposed business combination with nanoCrypt will be completed as planned or at all. If we decide to proceed with the proposed business combination, there is no assurance that we will be able to reach an agreement or that we will have sufficient financing to fund the proposed business combination.

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

On January 18, 2010, we entered into a letter of intent with nanoCrypt AG ("nanoCrypt") with respect to entering into a proposed business combination with nanoCrypt. NanoCrypt is the owner of a patented technology used for their mobile ticketing and coupon systems known as nanoTicket™ and nanoCoupon™ respectively.

We have agreed to complete a business combination of the two companies such that following completion of the business combination, nanoCrypt or its shareholders will own 60% of the common shares of the resulting entity and our shareholders immediately prior to the business combination will own the remaining 40%.

Closing of the business combination will be subject to our settling all of our outstanding indebtedness other than professional fees incurred in connection with the business combination and nanoCrypt obtaining approval from its shareholders holding a minimum of 75% of the voting shares. Within 90 days following closing of the business combination, we will be required to provide funding of USD $300,000 (of which $100,000 has been received) to nanoCrypt.

The parties have agreed to use reasonable commercial efforts to prepare and execute formal documents for the business combination within 60 days of the date of the letter of intent (the “Due Diligence Period”). NanoCrypt has agreed that during the Due Diligence Period, they will not agree, negotiate or discuss with any other party a sale of shares of nanoCrypt or business combination of nanoCrypt other than the business combination contemplated by this letter of intent.

Completion of the transaction is subject to completion of due diligence and the parties entering into a formal agreement. There is no assurance that the transaction will be completed on the terms contemplated or at all.

ITEM 6.	EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation.(1)
3.2	Bylaws, as amended.(1)
10.1	Purchase Agreement (Minnie Claim) dated March 28, 2007 between Yaterra and Multi Metal Mining Corp.(1)
10.2	Purchase Agreement (Blue Jack Property) dated August 29, 2008 between Yaterra and Howard V. Metzler. (1)
10.3	Option Agreement (Frances Property) dated July 14, 2009 between Yaterra and Geoffrey Goodall.(2)
10.4	Amendment Agreement (Frances Property) dated October 27, 2009 between Yaterra and Geoffrey Goodall.(3)
10.5	Second Amendment Agreement (Frances Property) dated December 10, 2009 between Yaterra and Geoffrey Goodall.(3)
10.6	Third Amendment Agreement (Frances Property) dated February 11, 2010 between Yaterra and Geoffrey Goodall.(4)
10.7	Fourth Amendment Agreement (Frances Property) dated June 1, 2010 between Yaterra and Geoffrey Goodall. (5)
10.8	Fifth Amendment Agreement (Frances Property) dated for reference September 1, 2010 between Yaterra and Geoffrey Goodall. (7)
14.1	Code of Ethics.(3)
31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Accounting Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter.(3)
99.2	Letter of Intent between the Company and Healthcare of Today, Inc. (6)
99.3	Letter of Intent between the Company and NanoCrypt AG

Notes:
(1)	Previously filed as an exhibit to our Registration Statement on Form S-1 originally filed with the SEC on December 8, 2008, as amended January 8, 2009 and declared effective January 13, 2009.
(2)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on July 16, 2009.
(3)	Previously filed as an exhibit to our Annual Report on Form 10-K filed with the SEC on December 15, 2009.
(4)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on April 19, 2010.
(5)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on July 15, 2010.
(6)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on November 10, 2010.
(7)	Previously filed as an exhibit to our Annual Report on Form 10-K filed with the SEC on December 14, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YATERRA VENTURES CORP.

Date:	January 19, 2011	By:	/s/ Jarrett F. Bousquet
JARRETT F. BOUSQUET
President, Secretary and Treasurer
(Principal Executive Officer)

Date:	January 19, 2011	By:	/s/ David K. Ryan
DAVID K. RYAN
Vice President, Finance
(Principal Accounting Officer)