Form 10-Q
period 2011-02-28
YATERRA VENTURES CORP.
filed 2011-04-19
CIK 1406588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

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
Yes [   ]     No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of April 19, 2011, the Registrant had 1,630,000 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended February 28, 2011 are not necessarily indicative of the results that can be expected for the year ending August 31, 2011.

As used in this Quarterly Report, the terms "we,” "us,” "our,” “Yaterra” and the “Company” mean Yaterra Ventures Corp. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

SECOND QUARTER FINANCIAL STATEMENTS

FEBRUARY 28, 2011
(Unaudited – see Notice to Reader)
(Stated in U.S. Dollars)

YATERRA VENTURES CORP.
(An Exploration Stage Company)

BALANCE SHEETS
(Unaudited – see Notice to Reader)
(Stated in U.S. Dollars)

	FEBRUARY 28	AUGUST 31
	2011	2010

ASSETS

Current
Cash	$-	$51

Computer Equipment (Note 4)	-	98
Mineral Property Acquisition Costs (Note 5)	24,855	24,362

Total Assets	$24,855	$24,511

LIABILITIES

Current
Excess of checks issued over funds on deposit	$2,502	$-
Accounts payable and accrued liabilities	125,777	116,739
Amounts payable to related parties (Note 8)	38,250	30,500
Promissory notes (Note 6)	227,532	161,091
Total Current Liabilities	394,061	308,330

STOCKHOLDERS’ DEFICIENCY

Capital Stock (Note 7)
Authorized: 100,000,000 common voting stock with a par value of $0.001 per share 100,000,000 preferred stock with a par value of $0.001 per share – none issued

Issued: 1,630,000 common shares as at August 31, 2010 and February 28, 2011	1,630	1,630

Additional Paid-In Capital	189,370	189,370
Deficit Accumulated During The Exploration Stage	(560,206)	(474,819)
Total Stockholders’ Deficiency	(369,206)	(283,819)

Total Liabilities and Stockholders’ Deficiency	$24,855	$24,511

The accompanying condensed notes are an integral part of these interim financial statements.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited – see Notice to Reader)
(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
	THREE		SIX		INCEPTION
	MONTHS		MONTHS		NOVEMBER 20
	ENDED		ENDED		2006 TO
	FEBRUARY 28		FEBRUARY 28		FEBRUARY 28
	2011	2010	2011	2010	2011

Expenses
Accounting and audit	$5,348	$14,707	$14,631	$19,707	$123,308
Bank charges and interest	5,585	3,345	10,002	5,948	27,427
Consulting fees	150	150	300	300	2,450
Depreciation	-	98	98	197	1,184
Management fees	12,000	12,000	24,000	24,000	171,500
Mineral property exploration costs	1,756	5,560	1,756	5,560	39,994
Office and administrative	9,178	4,129	11,947	8,221	55,302
Professional fees	8,954	6,930	18,363	11,081	104,021
Transfer agent and filing fees	3,956	2,961	3,956	4,242	19,351
Travel and promotion	162	-	334	-	15,669

Net Loss For The Period	$(47,089)	$(49,880)	$(85,387)	$(79,256)	$(560,206)

Basic And Diluted Loss Per Share	$(0.03)	$(0.03)	$(0.05)	$(0.05)

Weighted Average Number Of Common Shares Outstanding	1,630,000	1,630,000	1,630,000	1,630,000

The accompanying condensed notes are an integral part of these interim financial statements.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited – see Notice to Reader)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
	SIX		INCEPTION
	MONTHS		NOVEMBER 20
	ENDED		2006 TO
	FEBRUARY 28		FEBRUARY 28
	2011	2010	2011

Cash Provided by (Used In) Operating Activities
Net loss for the period	$(85,387)	$(79,256)	$(560,206)
Depreciation	98	197	1,184
Interest accrued on promissory notes	8,969	4,542	22,713

Changes in non-cash operating working capital items:

Accounts payable and accrued liabilities	9,038	18,194	125,777
Amounts due to related parties	7,750	4,210	38,250
	(59,532)	(52,113)	(372,282)
Cash Used In Investing Activities
Mineral property acquisition costs	(493)	(960)	(24,855)
Computer equipment	-	-	(1,184)
	(493)	(960)	(26,039)
Cash Provided By Financing Activities
Issue of share capital	-	-	191,000
Promissory notes	57,472	55,585	204,819
	57,472	55,585	395,819

(Decrease) Increase In Cash	(2,553)	2,512	(2,502)

Cash, Beginning Of Period	51	1,941	-

(Excess of Checks Issued Over Funds on Deposit) Cash, End Of Period	$(2,502)	$4,453	$(2,502)

Supplemental Disclosure Of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

There were no material non-cash financing or investing activities during the periods presented.

The accompanying condensed notes are an integral part of these interim financial statements.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

FEBRUARY 28, 2011
(Unaudited – see Notice to Reader)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto included for the fiscal year ended August 31, 2010. The Company assumes that the readers of these interim financial statements herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s financial statements for the fiscal year ended August 31, 2010, has been omitted. The results of operations for the six month period ended February 28, 2011 are not necessarily indicative of results for the entire year ending August 31, 2011.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $560,206 for the period from November 20, 2006 (inception) to February 28, 2011, and has no sales. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its natural resource properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

FEBRUARY 28, 2011
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

FEBRUARY 28, 2011
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

The Company’s financial instruments include cash, accounts payable and accrued liabilities, accounts payable to related parties and promissory notes. As at February 28, 2011, the fair values of these financial instruments approximate their carrying values due to their short term to maturity.

	g)	Basic and Diluted Loss Per Share

Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At February 28, 2011, the Company has no common stock equivalents that were anti-dilutive and excluded in the earnings per share computation. Share and per share amounts have been adjusted to reflect a one-for-ten reverse stock split.

	h)	Income Taxes

The Company uses the asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

FEBRUARY 28, 2011
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

FEBRUARY 28, 2011
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

FEBRUARY 28, 2011
(Unaudited – see Notice to Reader)
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	n)	Fair Value of Financial Instruments (Continued)

The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value as of February 28, 2011, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair values:

		QUOTED	SIGNIFICANT
	FAIR VALUE	PRICES	OTHER
	AT	IN ACTIVE	OBSERVABLE	UNOBSERVABLE
	FEBRUARY 28	MARKETS	INPUTS	INPUTS
DESCRIPTION	2011	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)

Financial Liabilities:

Excess of checks issued over funds on deposit	$2,502	$2,502	$-	$-

Financial liabilities measured at fair value at February 28, 2011	$2,502	$2,502	$-	$-

3.	RECENT ACCOUNTING PRONOUNCEMENTS

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

FEBRUARY 28, 2011
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

4.	COMPUTER EQUIPMENT

	FEBRUARY 28			AUGUST 31
		2011		2010
		ACCUMULATED	NET BOOK	NET BOOK
	COST	AMORTIZATION	VALUE	VALUE

Computer equipment	$1,184	$1,184	$-	$98

5.	MINERAL PROPERTIES

	AUGUST 31		ABANDONED,	FEBRUARY 28
	2010	ADDITIONS	IMPAIRED	2011
Mineral Property

Blue Jack claims	$16,000	$-	$-	$16,000
Frances claims	2,362	493	-	2,855
Minnie Lode claims	6,000	-	-	6,000

	$24,362	$493	$-	$24,855

YATERRA VENTURES CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

FEBRUARY 28, 2011
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

The assignment agreement was amended on October 27, 2009 (the “First Amendment Agreement”), December 10, 2009 (the “Second Amendment Agreement”), February 11, 2010 (the “Third Amendment Agreement”), June 1, 2010 (the “Fourth Amendment Agreement”), and September 1, 2010 (the “Fifth Amendment Agreement”),and consideration for the claim is as follows:

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

All other terms of the agreement remain unchanged. The Company is currently negotiating the terms of the assignment agreement.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

FEBRUARY 28, 2011
(Unaudited – see Notice to Reader)
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

During the six month period ended February 28, 2011, the Company entered into additional promissory note agreements, whereby it borrowed an additional $57,472 from arms’ length parties. These notes bear interest at 10%, are unsecured and are repayable on demand. As at February 28, 2011, a total of $22,713 has been accrued as interest on all of the outstanding notes.

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

Included in issued share capital are 900,000 restricted common shares of the Company (August 31, 2010 – 900,000).

YATERRA VENTURES CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

FEBRUARY 28, 2011
(Unaudited – see Notice to Reader)
(Stated in U.S. Dollars)

8.	RELATED PARTY TRANSACTIONS

During the six month period ended February 28, 2011, the Company paid or accrued management fees for services performed in the amount of $21,000 (2010 - $21,000) to directors and also paid or accrued during the period, $3,000 to two members of management (2010 - $3,000).

As at February 28, 2011, a total of $38,250 (August 31, 2010 - $30,500) is owing to a director and two members of management. These amounts are unsecured, do not bear interest and are due on demand.

The Company carried out a number of transactions with related parties in the normal course of business. These transactions were recorded at their exchange amount, which is the amount of consideration established and agreed to by the related parties.

9.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The Company has no significant commitments or contractual obligations with any parties respecting executive compensation or consulting arrangements. Rental of premises is on a month-to-month basis.

On January 15, 2011, the Company entered into a letter of intent with nanoCrypt AG (“nanoCrypt”) with respect to entering into a proposed business combination of the Company and nanoCrypt. NanoCrypt is the owner of a patented technology used for their mobile ticketing and coupon systems known as nanoTicketTM .

The Company decided not to proceed with the proposed business combination.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

FEBRUARY 28, 2011
(Unaudited – see Notice to Reader)
(Stated in U.S. Dollars)

10.	SEGMENT INFORMATION

The Company has one reportable operating segment, being the acquisition and exploration of mineral properties. Details of identifiable assets by geographic segments are as follows:

		MINERAL
	CAPITAL	PROPERTY
	ASSETS	INTERESTS

February 28, 2011
USA	$-	$22,000
Canada	-	2,855

	$-	$24,855

August 31, 2010
USA	$-	$22,000
Canada	98	2,362

	$98	$24,362

11.	SUBSEQUENT EVENT

Subsequent to February 28, 2011, the Company entered into seven promissory note agreements whereby it borrowed a total of $9,269 from arms’ length parties. The notes bear interest at 10% per annum, are unsecured and are repayable on demand.

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

Forward looking statements are based on the reasonable assumptions, estimates, analysis and opinions of management made in light of its experience and perception of trends, current conditions and expected developments, as well as other factors that management believes to be relevant and reasonable at the date such statement are made.

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

We are currently in the process of negotiating an extension to the option agreement with the Optionor. Our ability to exercise the Option will be subject to our obtaining additional financing. There is no assurance that we will be able to exercise the Option in order to acquire a 60% undivided interest in the Frances Property.

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

LETTER OF INTENT - NANOCRYPT

On January 18, 2010, we entered into a letter of intent with nanoCrypt AG ("nanoCrypt") with respect to entering into a proposed business combination with nanoCrypt. NanoCrypt is the owner of a patented technology used for their mobile ticketing and coupon systems known as nanoTicket™ and nanoCoupon™ respectively. Under the letter of intent, we agreed to complete a business combination such that following completion of the business combination, nanoCrypt or its shareholders will own 60% of the common shares of the resulting entity and our shareholders immediately prior to the business combination will own the remaining 40%.

The parties agreed to use reasonable commercial efforts to prepare and execute formal documents for the business combination within 60 days of the date of the letter of intent. We were unable to finalize a formal agreement for the proposed business combination. As a result, we have chosen not to proceed with the proposed business combination with nanoCrypt.

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

Blue Jack Property

Our plan is to conduct Phase Ia of our exploration program on the Blue Jack Property in Summer 2011. However, we will require additional financing in order to implement Phase Ia of our exploration program on the Blue Jack Property. If we are able to raise additional financing, of which there is no assurance, our plan for the Blue Jack Property is as follows.

Phase	Recommended Exploration Program	Estimated Cost	Status
Phase Ia	Detailed geological mapping and radiometric surveys.	$15,150	To be implemented in Summer 2011, subject to obtaining additional financing.
Phase Ib	Grid set up and soil sampling along grid.	$28,250	Planned for Fall 2011.
Phase Ic	Magnetometer survey and IP Survey (can be conducted concurrently with Phase Ib).	$42,600	Planned for Fall 2011.

We anticipate that we will incur the following expenses over the next twelve months:

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$30,000
Office Expenses	6,000
Consulting Fees	48,000
Mineral Property Exploration Expenses	86,000
Mineral Property Option Payments	12,000
TOTAL	$182,000

To date, we have not earned any revenues and we do not anticipate earning revenues in the near future. As at February 28, 2011, we had no cash on hand. As such, we do not have sufficient financial resources to meet the anticipated costs of completing our exploration program for the Blue Jack Property and the option payments for the Frances Property. Accordingly, we will need to obtain additional financing in order to complete our plan of operation and meet our current obligations as they come due. We currently do not have any arrangements for financing and we may not be able to obtain financing. Obtaining additional financing would be subject to a number of factors outside of our control, including the results from our exploration program, and any unanticipated problems relating to our mineral exploration activities, such as environmental assessments and additional costs and expenses that may exceed our current estimates. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us in which case our business will fail.

RESULTS OF OPERATIONS

Three and Six Months Summary

	Three Months Ended		Percentage	Six Months Ended		Percentage
	February 28,	February 28,	Increase /	February 28,	February 28,	Increase /
	2011	2010	(Decrease)	2011	2010	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a
Expenses	(47,089)	(49,880)	(5.6)%	(85,387)	(79,256)	7.7%
Net Loss	$(47,089)	$(49,880)	(5.6)%	$(85,387)	$(79,256)	7.7%

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

Expenses

Our expenses for the three and six months ended February 28, 2011 and 2010 consisted of the following:

	Three	Three
	Months	Months		Six Months	Six Months
	Ended	Ended	Percentage	Ended	Ended	Percentage
	February 28,	February 28,	Increase /	February 28,	February 28,	Increase /
	2011	2010	(Decrease)	2011	2010	(Decrease)
Accounting and Audit	$5,348	$14,707	(63.6)%	$14,631	$19,707	(25.8)%
Bank Charges and Interest	5,585	3,345	67.0%	10,002	5,948	68.2%
Consulting Fees	150	150	0.0%	300	300	0.0%
Depreciation	-	98	(100)%	98	197	(50.3)%
Management Fees	12,000	12,000	0.0%	24,000	24,000	0.0%
Mineral Property Exploration Costs	1,756	5,560	(68.4)%	1,756	5,560	(68.4)%
Office and Administrative	9,178	4,129	122.3%	11,947	8,221	45.3%
Professional Fees	8,954	6,930	29.2%	18,363	11,081	65.7%
Transfer Agent and Filing Fees	3,956	2,961	33.6%	3,956	4,242	(6.7)%
Travel and Promotion	162	-	100%	334	-	100%
Total Expenses	$47,089	$49,880	(5.6)%	$85,387	$79,256	7.7%

Our operating expenses decreased from $49,880, during the three months ended February 28, 2010, to $47,089, during the three months ended February 28, 2011. The decrease was primarily due to decreases in accounting and audit expenses and mineral exploration costs. This was partially offset by increases in bank charges and interest, office and administrative expenses, professional fees and transfer agent and filing fees.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	As at	As at	Increase /
	February 28, 2011	August 31, 2010	(Decrease)
Current Assets	$-	$51	(100)%
Current Liabilities	394,061	308,330	27.8%
Working Capital Deficit	$(394,061)	$(308,279)	27.8%

Cash Flows
	Six Months Ended	Six Months Ended
	February 28, 2011	February 28, 2010
Cash Flows Used In Operating Activities	$(59,532)	$(52,113)
Cash Flows Used in Investing Activities	(493)	(960)
Cash Flows Provided By Financing Activities	57,472	55,585
Increase (Decrease) In Cash During Period	$(2,553)	$2,512

As of February 28, 2011, we had no cash on hand and a working capital deficit of $394,061. The increase in our working capital deficit is primarily a result of: (i) an increase in accounts payable due to a lack of capital to meet our ongoing expenditures; and (ii) the fact that we received $57,472 in short term loans from arms length parties. The loans bear interest at 10%, are unsecured and due on demand.

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

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T.              CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15(d)-15(e) as of February 28, 2011, (“Evaluation Date”). Based upon that evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended August 31, 2010 (the "2010 Annual Report").

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2010 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended February 28, 2011 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended February 28, 2011 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

As at February 28, 2011, we had no cash on hand. Our ability to implement Phases 1a, 1b and 1c of our exploration program on the Blue Jack Property and meet our obligations under the option agreement to acquire a 60% undivided interest in the Frances Property will be subject to our obtaining additional financing. Our ability to obtain additional financing could be subject to a number of factors outside of our control, including the results from our exploration program, and any unanticipated problems relating to our mineral exploration activities, including environmental assessments and additional costs and expenses that may exceed our current estimates. If we are unable to obtain additional financing in the amounts and when needed, our business could fail.

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

Our stock is quoted on the OTC Bulletin Board under the symbol "YTRV.” Companies quoted on the OTC Bulletin Board have traditionally experienced extreme price and volume fluctuations. In addition, our stock price may be adversely affected by factors that are unrelated or disproportionate to our operating performance. Market fluctuations, as well as general economic, political and market conditions such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. As a result of this potential volatility and potential lack of a trading market, an investor may not be able to sell any of our common stock that they acquire at a price equal or greater than the price paid by the investor.

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

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5.                OTHER INFORMATION.

None.

ITEM 6.                EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation.(1)
3.2	Bylaws, as amended.(1)
10.1	Purchase Agreement (Minnie Claim) dated March 28, 2007 between Yaterra and Multi Metal Mining Corp.(1)
10.2	Purchase Agreement (Blue Jack Property) dated August 29, 2008 between Yaterra and Howard V. Metzler. (1)
10.3	Option Agreement (Frances Property) dated July 14, 2009 between Yaterra and Geoffrey Goodall.(2)
10.4	Amendment Agreement (Frances Property) dated October 27, 2009 between Yaterra and Geoffrey Goodall.(3)
10.5	Second Amendment Agreement (Frances Property) dated December 10, 2009 between Yaterra and Geoffrey Goodall.(3)
10.6	Third Amendment Agreement (Frances Property) dated February 11, 2010 between Yaterra and Geoffrey Goodall.(4)
10.7	Fourth Amendment Agreement (Frances Property) dated June 1, 2010 between Yaterra and Geoffrey Goodall. (5)
10.8	Fifth Amendment Agreement (Frances Property) dated for reference September 1, 2010 between Yaterra and Geoffrey Goodall. (7)
14.1	Code of Ethics.(3)
31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Accounting Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description of Exhibits
99.1	Audit Committee Charter.(3)
99.2	Letter of Intent between the Company and Healthcare of Today, Inc. (6)
99.3	Letter of Intent between the Company and NanoCrypt AG.(8)

Notes:
(1)	Previously filed as an exhibit to our Registration Statement on Form S-1 originally filed with the SEC on December 8, 2008, as amended January 8, 2009 and declared effective January 13, 2009.
(2)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on July 16, 2009.
(3)	Previously filed as an exhibit to our Annual Report on Form 10-K filed with the SEC on December 15, 2009.
(4)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on April 19, 2010.
(5)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on July 15, 2010.
(6)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on November 10, 2010.
(7)	Previously filed as an exhibit to our Annual Report on Form 10-K filed with the SEC on December 14, 2010.
(8)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on January 19, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YATERRA VENTURES CORP.

Date:	April 19, 2011	By:	/s/ Jarrett F. Bousquet
JARRETT F. BOUSQUET
President, Secretary and Treasurer
(Principal Executive Officer)

Date:	April 19, 2011	By:	/s/ David K. Ryan
DAVID K. RYAN
Vice President, Finance
(Principal Accounting Officer)