Form 10-Q
period 2011-05-31
YATERRA VENTURES CORP.
filed 2011-07-20
CIK 1406588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

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
As of July 19, 2011, the Issuer had 1,630,000 Shares of Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended May 31, 2011 are not necessarily indicative of the results that can be expected for the year ending August 31, 2011.

As used in this Quarterly Report, the terms "we,” "us,” "our,” “Yaterra” and the “Company” mean Yaterra Ventures Corp. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

THIRD QUARTER INTERIM CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED MAY 31, 2011 AND 2010
(Unaudited – see Notice to Reader)
(Stated in U.S. Dollars)

YATERRA VENTURES CORP.
(An Exploration Stage Company)

INTERIM CONDENSED BALANCE SHEETS
(Unaudited – see Notice to Reader)
(Stated in U.S. Dollars)

	MAY 31	AUGUST 31
	2011	2010

ASSETS

Current
Cash	$-	$51
Prepaid expense	2,500	-
	2,500	51

Computer Equipment (Note 4)	-	98
Mineral Property Acquisition Costs (Note 5)	24,855	24,362

Total Assets	$27,355	$24,511

LIABILITIES

Current
Excess of checks issued over funds on deposit	$2,760	$-
Accounts payable and accrued liabilities	138,628	116,739
Amounts payable to related parties (Note 8)	42,750	30,500
Promissory notes (Note 6)	247,980	161,091
Total Current Liabilities	432,118	308,330

STOCKHOLDERS’ DEFICIENCY

Capital Stock (Note 7)
Authorized: 100,000,000 common voting stock with a par value of $0.001 per share 100,000,000 preferred stock with a par value of $0.001 per share – none issued

Issued: 1,630,000 common shares as at August 31, 2010 and May 31, 2011	1,630	1,630

Additional Paid-In Capital	189,370	189,370
Deficit Accumulated During The Exploration Stage	(595,763)	(474,819)
Total Stockholders’ Deficiency	(404,763)	(283,819)

Total Liabilities and Stockholders’ Deficiency	$27,355	$24,511

The accompanying notes are an integral part of these interim condensed financial statements.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

INTERIM CONDENSED STATEMENTS OF OPERATIONS
(Unaudited – see Notice to Reader)
(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
	THREE		NINE		INCEPTION
	MONTHS		MONTHS		NOVEMBER 20
	ENDED		ENDED		2006 TO
	MAY 31		MAY 31		MAY 31
	2011	2010	2011	2010	2011

Expenses
Accounting and audit	$6,360	$10,819	$20,991	$30,526	$129,668
Bank charges and interest	6,363	3,521	16,365	9,469	33,790
Consulting fees	150	150	450	450	2,600
Depreciation	-	99	98	296	1,184
Management fees	12,000	12,000	36,000	36,000	183,500
Mineral property exploration costs	-	-	1,756	5,560	39,994
Office and administrative	3,836	5,971	15,783	14,192	59,138
Professional fees	3,339	6,428	21,702	17,509	107,360
Transfer agent and filing fees	3,369	-	7,325	4,242	22,720
Travel and promotion	140	1,540	474	1,540	15,809

Net Loss For The Period	$(35,557)	$(40,528)	$(120,944)	$(119,784)	$(595,763)

Basic And Diluted Loss Per Share	$(0.02)	$(0.02)	$(0.07)	$(0.07)

Weighted Average Number Of Common Shares Outstanding	1,630,000	1,630,000	1,630,000	1,630,000

The accompanying notes are an integral part of these interim condensed financial statements.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

INTERIM CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited – see Notice to Reader)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
	NINE		INCEPTION
	MONTHS		NOVEMBER 20
	ENDED		2006 TO
	MAY 31		MAY 31
	2011	2010	2011

Cash (Used In) Operating Activities
Net loss for the period	$(120,944)	$(119,784)	$(595,763)
Depreciation	98	296	1,184
Interest accrued on promissory notes	14,435	6,643	28,179
Changes in non-cash operating working capital items:
Accounts payable and accrued liabilities	21,889	31,518	138,628
Amounts due to related parties	12,250	7,210	42,750
Prepaid expense	(2,500)	-	(2,500)
	(74,772)	(74,117)	(387,522)
Cash (Used In) Investing Activities
Mineral property acquisition costs	(493)	(960)	(24,855)
Computer equipment	-	-	(1,184)
	(493)	(960)	(26,039)
Cash Provided By Financing Activities
Issue of share capital	-	-	191,000
Promissory notes	75,051	73,195	222,398
Repayment of promissory notes	(2,597)	-	(2,597)
	72,454	73,195	410,801

(Decrease) In Cash	(2,811)	(1,882)	(2,760)

Cash, Beginning Of Period	51	1,941	-

(Excess of Checks Issued Over Funds on Deposit) Cash, End Of Period	$(2,760)	$59	$(2,760)

Supplemental Disclosure Of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

There were no material non-cash financing or investing activities during the periods presented.

The accompanying notes are an integral part of these interim condensed financial statements.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

MAY 31, 2011
(Unaudited – see Notice to Reader)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto included for the fiscal year ended August 31, 2010. The Company assumes that the readers of these interim financial statements herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s financial statements for the fiscal year ended August 31, 2010, has been omitted. The results of operations for the nine month period ended May 31, 2011 are not necessarily indicative of results for the entire year ending August 31, 2011.

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

YATERRA VENTURES CORP.
(An Exploration Stage Company)

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

MAY 31, 2011
(Unaudited – see Notice to Reader)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS (Continued)

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $595,763 for the period from November 20, 2006 (inception) to May 31, 2011, and has no sales. These factors raise substantial doubt about the Company's ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its natural resource properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

YATERRA VENTURES CORP.
(An Exploration Stage Company)

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

MAY 31, 2011
(Unaudited – see Notice to Reader)
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	c)	Mineral Property Interests

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

The Company's exploration activities are subject to various laws and regulations governing the protection of the environment. These laws are continually changing, generally becoming more restrictive. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

MAY 31, 2011
(Unaudited – see Notice to Reader)
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	d)	Cash

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

The Company's financial instruments include cash, accounts payable and accrued liabilities, accounts payable to related parties, promissory notes and excess of checks issued over funds on deposit. As at May 31, 2011, the fair values of these financial instruments approximate their carrying values due to their short term to maturity.

	g)	Basic and Diluted Loss Per Share

Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At May 31, 2011, the Company has no common stock equivalents that were anti-dilutive and excluded in the earnings per share computation. Share and per share amounts have been adjusted to reflect a one-for-ten reverse stock split.

	h)	Income Taxes

The Company uses the asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

MAY 31, 2011
(Unaudited – see Notice to Reader)
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	i)	Foreign Currency Translation

The Company’s functional currency is the US dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

		i)	monetary items are translated at the exchange rate prevailing at the balance sheet date;
		ii)	non-monetary items are translated at the historical exchange rate;
		iii)	revenue and expenses are translated at the average rate in effect during the applicable accounting period.

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

YATERRA VENTURES CORP.
(An Exploration Stage Company)

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

MAY 31, 2011
(Unaudited – see Notice to Reader)
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	l)	Asset Retirement Obligations (Continued)

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

YATERRA VENTURES CORP.
(An Exploration Stage Company)

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

MAY 31, 2011
(Unaudited – see Notice to Reader)
(Stated in U.S. Dollars)

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued new authoritative guidance to provide a consistent definition of fair value and ensure that fair value measurements and disclosure requirements are similar between GAAP and International Financial Reporting Standards. This guidance changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements. This guidance is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The Company does not expect that the adoption of this guidance will have a material impact on its financial statements.

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

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements, amending ASC 820. ASU 2010-06 requires entities to provide new disclosures and clarify existing disclosures relating to fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2010-06, but does not expect its adoption to have a material impact on the Company's financial position or results of operations.

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements amending ASC 605. ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. ASU 2009-13 eliminates the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of ASU 2009-13 did not have a material impact on the Company's financial position or results of operations.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

MAY 31, 2011
(Unaudited – see Notice to Reader)
(Stated in U.S. Dollars)

4.	COMPUTER EQUIPMENT

		MAY 31		AUGUST 31
		2011		2010
		ACCUMULATED	NET BOOK	NET BOOK
	COST	AMORTIZATION	VALUE	VALUE

Computer equipment	$1,184	$1,184	$-	$98

5.	MINERAL PROPERTIES

	AUGUST 31		ABANDONED,	MAY 31
	2010	ADDITIONS	IMPAIRED	2011
Mineral Property

Blue Jack claims	$16,000	$-	$-	$16,000
Frances claims	2,362	493	-	2,855
Minnie Lode claims	6,000	-	-	6,000

	$24,362	$493	$-	$24,855

	AUGUST 31		ABANDONED,	AUGUST 31
	2009	ADDITIONS	IMPAIRED	2010
Mineral Property

Blue Jack claims	$16,000	$-	$-	$16,000
Frances claims	443	1,919	-	2,362
Minnie Lode claims	6,000	-	-	6,000

	$22,443	$1,919	$-	$24,362

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

YATERRA VENTURES CORP.
(An Exploration Stage Company)

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

MAY 31, 2011
(Unaudited – see Notice to Reader)
(Stated in U.S. Dollars)

5.	MINERAL PROPERTIES (Continued)

On July 14, 2009, the Company entered into an assignment agreement to acquire an undivided 60% interest in a mineral claim (known as the “Frances” claim) situated in the Vancouver Mining District, British Columbia, Canada. The Company paid $500 CDN on execution of the agreement.

The assignment agreement was amended on October 27, 2009 (the “First Amendment Agreement”), December 10, 2009 (the “Second Amendment Agreement”), February 11, 2010 (the “Third Amendment Agreement”), June 1, 2010 (the “Fourth Amendment Agreement”), September 1, 2010 (the “Fifth Amendment Agreement”), and March 15, 2011 (the “Sixth Amendment Agreement”), and consideration for the claim is as follows:

1.

$500 CDN on execution of the First Amendment Agreement (paid);
$500 CDN on execution of the Second Amendment Agreement (paid);
$500 CDN on execution of the Third Amendment Agreement (paid);
$500 CDN on execution of the Fourth Amendment Agreement (paid);
$500 CDN on execution of the Fifth Amendment Agreement (paid);
$500 CDN on execution of the Sixth Amendment Agreement (paid June 14, 2011);

2.	incurring $10,000 CDN in exploration expenditures by September 15, 2011;
3.	2,000 common shares due on or before September 15, 2011;
4.	additional $2,000 CDN on October 15, 2011;
5.	an additional 3,000 common shares due on or before October 15, 2011;
6.	additional $10,000 CDN on December 15, 2011;
7.	an additional 10,000 common shares due on or before December 15, 2011;
8.	incurring an additional $150,000 CDN in exploration expenditures by July 14, 2012.

All other terms of the agreement remain unchanged.

6.	PROMISSORY NOTES

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

During the nine month period ended May 31, 2011, the Company entered into additional promissory note agreements, whereby it borrowed an additional $72,454 from arms’ length parties and $2,597 from a related party, which was repaid during the period. These notes bear interest at 10%, are unsecured and are repayable on demand. As at May 31, 2011, a total of $28,179 has been accrued as interest on all of the outstanding notes.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

MAY 31, 2011
(Unaudited – see Notice to Reader)
(Stated in U.S. Dollars)

7.	CAPITAL STOCK

During the year ended August 31, 2009, the Company completed an offering of 120,000 shares of common stock at a price of $0.50 per share for gross proceeds of $60,000.

On August 12, 2008, the Company reduced the number of issued and outstanding shares of the Company's common stock on a one for ten basis (1:10). All references to the number of shares of common stock and per share amounts (other than par value) have been adjusted to reflect the split for all periods presented.

Included in issued share capital are 900,000 restricted common shares of the Company (August 31, 2010 – 900,000).

8.	RELATED PARTY TRANSACTIONS

During the nine month period ended May 31, 2011, the Company paid or accrued management fees for services performed in the amount of $31,500 (2010 - $31,500) to directors and also paid or accrued during the period, $4,500 to two members of management (2010 - $4,500).

As at May 31, 2011, a total of $42,750 (August 31, 2010 - $30,500) is owing to a director and two members of management. These amounts are unsecured, do not bear interest and are due on demand.

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

On January 15, 2011, the Company entered into a letter of intent with nanoCrypt AG ("nanoCrypt") with respect to entering into a proposed business combination of the Company and nanoCrypt. NanoCrypt is the owner of a patented technology used for their mobile ticketing and coupon systems known as nanoTicketTM . The Company decided not to proceed with the proposed business combination.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

MAY 31, 2011
(Unaudited – see Notice to Reader)
(Stated in U.S. Dollars)

10.	SEGMENT INFORMATION

The Company has one reportable operating segment, being the acquisition and exploration of mineral properties. Details of identifiable assets by geographic segments are as follows:

		MINERAL
	CAPITAL	PROPERTY
	ASSETS	INTERESTS

May 31, 2011
USA	$-	$22,000
Canada	-	2,855

	$-	$24,855

August 31, 2010
USA	$-	$22,000
Canada	98	2,362

	$98	$24,362

11.	SUBSEQUENT EVENT

Subsequent to May 31, 2011, the Company entered into six promissory note agreements whereby it borrowed a total of $10,983 from arms’ length parties and $4,135 from a related party. The notes bear interest at 10% per annum, are unsecured and are repayable on demand.

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

In addition to the Blue Jack Property and the Minnie Claim, we also have an option to acquire a 60% interest (the “Option”) in a property referred to as the Frances Property. The Frances Property consists of 206 hectares and is located in the Vancouver Mining District, British Columbia. Under the terms of an option agreement dated July 14, 2009, as amended on October 27, 2009 (the “First Amendment Agreement”), December 10, 2009 (the “Second Amendment Agreement”), February 11, 2010 (the “Third Amendment Agreement”), June 1, 2010 (the “Fourth Amendment Agreement”), September 1, 2010 (the “Fifth Amendment Agreement”) and March 15, 2011 (the “Sixth Amendment Agreement”) between the Company and Geoffrey Goodall (the “Optionor”), in order to exercise and maintain the Option, we are required to do the following:

(a)	pay $500 CDN to the Optionor on execution of the option agreement (which amount has been paid);

(b)	pay $500 CDN to the Optionor on execution of the First Amendment Agreement (which amount has been paid);

(c)	pay $500 CDN to the Optionor on execution of the Second Amendment Agreement (which amount has been paid);

(d)	pay $500 CDN to the Optionor on execution of the Third Amendment Agreement (which amount has been paid);

(e)	pay $500 CDN to the Optionor on execution of the Fourth Amendment Agreement (which amount has been paid);

(f)	pay $500 CDN to the Optionor on execution of the Fifth Amendment Agreement (which amount has been paid);

(g)	pay $500 CDN to the Optionor on execution of the Sixth Amendment Agreement (which amount has been paid);

(h)	pay an aggregate of $12,000 CDN to the Optionor as follows:

(i) $2,000 CDN on or before October 15, 2011; and
(ii) $10,000 CDN on or before December 15, 2011;

(i)	issue an aggregate of 15,000 shares of our common stock to the Optionor as follows:

(i) 2,000 shares on or before September 15, 2011;
(ii) 3,000 shares on or before October 15, 2011; and
(iii) 10,000 shares on or before December 15, 2011; and

(j)	incur exploration expenditures of $160,000 CDN on the Frances Property as follows:

(i) $10,000 CDN on or before on or before September 15, 2011; and
(ii) $150,000 CDN on or before July 14, 2012.

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

PLAN OF OPERATION

During the next twelve months and subject to our ability to obtain additional financing, we intend to conduct mineral exploration activities on the Blue Jack Property and the Frances Property in order to assess whether they possess mineral reserves capable of commercial extraction. We have decided to suspend our operations on the Minnie Claim in order to focus our resources on our other mineral properties.

Blue Jack Property

Our plan is to conduct Phase Ia of our exploration program on the Blue Jack Property in Fall 2011. However, we will require additional financing in order to implement Phase Ia of our exploration program on the Blue Jack Property. If we are able to raise additional financing, of which there is no assurance, our plan for the Blue Jack Property is as follows:

Phase	Recommended Exploration Program	Estimated Cost	Status
Phase Ia	Detailed geological mapping and radiometric surveys.	$15,150	To be implemented in Fall 2011, subject to obtaining additional financing.
Phase Ib	Grid set up and soil sampling along grid.	$28,250	Planned for Fall 2011.
Phase Ic	Magnetometer survey and IP Survey (can be conducted concurrently with Phase Ib).	$42,600	Planned for Fall 2011.

We have commenced the first phase of our exploration program on the Frances Property. We expect to complete the first phase of exploration work by late July, 2011.

We anticipate that we will incur the following expenses over the next twelve months:

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$30,000
Office Expenses	6,000
Consulting Fees	48,000
Mineral Property Exploration Expenses	86,000
Mineral Property Option Payments	12,000
TOTAL	$182,000

To date, we have not earned any revenues and we do not anticipate earning revenues in the near future. As at May 31, 2011, we had no cash on hand. As such, we do not have sufficient financial resources to meet the anticipated costs of completing our exploration programs for the Blue Jack Property and the option payments for the Frances Property. Accordingly, we will need to obtain additional financing in order to complete our plan of operation and meet our current obligations as they come due. We currently do not have any arrangements for financing and we may not be able to obtain financing. Obtaining additional financing would be subject to a number of factors outside of our control, including the results from our exploration program, and any unanticipated problems relating to our mineral exploration activities, such as environmental assessments and additional costs and expenses that may exceed our current estimates. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us in which case our business will fail.

RESULTS OF OPERATIONS

Three Months and Nine Months Summary

	Three Months	Three Months	Percentage	Nine Months	Nine Months	Percentage
	Ended	Ended	Increase /	Ended	Ended	Increase /
	May 31, 2011	May 31, 2010	(Decrease)	May 31, 2011	May 31, 2010	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a
Expenses	(35,557)	(40,528)	(12.2)%	(120,944)	(119,784)	(1.0)%
Net Loss	$(35,557)	$(40,528)	(12.2)%	$(120,944)	$(119,784)	(1.0)%

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

Expenses

Our expenses for the three and nine months ended May 31, 2011 and 2010 consisted of the following:

	Three Months	Three Months	Percentage	Nine Months	Nine Months	Percentage
	Ended	Ended	Increase /	Ended	Ended	Increase /
	May 31, 2011	May 31, 2010	(Decrease)	May 31, 2011	May 31, 2010	(Decrease)
Accounting and Audit	$6,360	$10,819	(41.2)%	$20,991	$30,526	(31.2)%
Bank Charges and Interest	6,363	3,521	80.7%	16,365	9,469	72.8%
Consulting Fees	150	150	n/a	450	450	n/a
Depreciation	-	99	(100.0)%	98	296	(66.9)%
Management Fees	12,000	12,000	n/a	36,000	36,000	n/a
Mineral Property Exploration Costs	-	-	n/a	1,756	5,560	(68.4)%
Office and Administrative	3,836	5,971	(35.8)%	15,783	14,192	11.2%
Professional Fees	3,339	6,428	(48.1)%	21,702	17,509	23.9%
Transfer Agent and Filing Fees	3,369	-	100.0%	7,325	4,242	72.7%
Travel and Promotion	140	1,540	(90.9)%	474	1,540	(69.2)%
Total Expenses	$35,557	$40,528	(12.3)%	$120,944	$119,784	1.0%

Our operating expenses decreased from $40,528, during the three months ended May 31, 2010, to $35,557, during the three months ended May 31, 2011. The decrease is primarily as a result of decreases in accounting and audit expenses, professional fees, office and administrative expenses and travel and promotion. These amounts were partially offset by increases in bank charges, and transfer agent and filing fees.

During the nine months ended May 31, 2011, our operating expenses were $120,944 compared to $119,784, during the nine months ended May 31, 2010. The increase is a result of increases in bank charges and interest, office and administrative expenses, professional fees and transfer agent and filing fees. These amounts were partially offset by decreases in mineral property exploration costs, accounting and audit and travel and promotion.

Audit and accounting expenses and professional expenses primarily relate to expenses incurred in connection with meeting our ongoing reporting requirements under the Exchange Act.

Management Fees consists of fees incurred to our executive directors and officers.

Mineral property costs, during the nine months ended May 31, 2011 and 2010, primarily consisted of option payments on the Frances Property and annual payments to maintain its properties in good standing.

If we are able to obtain sufficient financing to proceed with our plan of operation, of which there is no assurance, we expect that our expenses will increase significantly as we engage in mining and exploration activities.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	As at	As at	Increase /
	May 31, 2011	August 31, 2010	(Decrease)
Current Assets	$2,500	$51	4,802.0%
Current Liabilities	(432,118)	(308,330)	40.1%
Working Capital Deficit	$(429,618)	$(308,279)	39.4%

Cash Flows
	Nine Months Ended	Nine Months Ended
	May 31, 2011	May 31, 2010
Cash Flows Used In Operating Activities	$(74,772)	$(74,117)
Cash Flows Used in Investing Activities	(493)	(960)
Cash Flows Provided By Financing Activities	72,454	73,195
Decrease In Cash During Period	$(2,811)	$(1,882)

As of May 31, 2011, we had no cash on hand and a working capital deficit of $429,618. The increase in our working capital deficit is primarily a result of: (i) an increase in accounts payable due to a lack of capital to meet our ongoing expenditures; and (ii) the fact that we received additional short term loans of $72,454 from arms length parties. The loans bear interest at 10% per annum, are unsecured and due on demand.

Future Financings

We currently do not have sufficient financial resources to implement our exploration program on the Blue Jack Property and the Frances Property. Therefore, we will need to obtain additional financing in order to implement our exploration program on the Blue Jack Property and the Frances Property.

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

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.              CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15(d)-15(e) as of May 31, 2011, (“Evaluation Date”). Based upon that evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended August 31, 2010 (the "2010 Annual Report").

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2010 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended May 31, 2011 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended May 31, 2011 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

As at May 31, 2011, we had no cash on hand. Our ability to implement our exploration programs on the Blue Jack Property and the Frances Property will be subject to our obtaining additional financing. We will also require additional financing in order to meet our obligations under the option agreement to acquire a 60% undivided interest in the Frances Property. Our ability to obtain additional financing could be subject to a number of factors outside of our control, including the results from our exploration program, and any unanticipated problems relating to our mineral exploration activities, including environmental assessments and additional costs and expenses that may exceed our current estimates. If we are unable to obtain additional financing in the amounts and when needed, our business could fail.

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

We are in the initial phases of our exploration programs for the Blue Jack Property and the Frances Property. It is unknown whether these properties contain viable mineral reserves. If we do not find a viable mineral reserve, or if we cannot exploit the mineral reserve, either because we do not have the money to do it or because it will not be economically feasible to do it, we may have to cease operations and investors may lose their investment. Mineral exploration is a highly speculative endeavor. It involves many risks and is often non-productive. Even if mineral reserves are discovered on our properties our production capabilities will be subject to further risks and uncertainties including:

(i)

Costs of bringing the property into production including exploration work, preparation of production feasibility studies, and construction of production facilities, all of which we have not budgeted for;

(ii)	Availability and costs of financing;
(iii)	Ongoing costs of production; and
(iv)	Environmental compliance regulations and restraints.

The marketability of any minerals acquired or discovered may be affected by numerous factors which are beyond our control and which cannot be accurately predicted, such as market fluctuations, the lack of milling facilities and processing equipment near the Blue Jack Property or the Frances Property, and such other factors as government regulations, including regulations relating to allowable production, importing and exporting of minerals, and environmental protection.

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

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.              DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5.              OTHER INFORMATION.

On March 7, 2011, we entered into a sixth amendment agreement dated for reference March 15, 2011 (the "Sixth Amendment Agreement") with Geoffrey Goodall whereby Mr. Goodall agreed to extend the due date of certain payments, expenses and share issuances under the Frances Option Agreement.

ITEM 6.              EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws, as amended.(1)

10.1	Purchase Agreement (Minnie Claim) dated March 28, 2007 between Yaterra and Multi Metal Mining Corp.(1)

10.2	Purchase Agreement (Blue Jack Property) dated August 29, 2008 between Yaterra and Howard V. Metzler. (1)

10.3	Option Agreement (Frances Property) dated July 14, 2009 between Yaterra and Geoffrey Goodall.(2)

10.4	Amendment Agreement (Frances Property) dated October 27, 2009 between Yaterra and Geoffrey Goodall.(3)

10.5	Second Amendment Agreement (Frances Property) dated December 10, 2009 between Yaterra and Geoffrey Goodall.(3)

10.6	Third Amendment Agreement (Frances Property) dated February 11, 2010 between Yaterra and Geoffrey Goodall.(4)

10.7	Fourth Amendment Agreement (Frances Property) dated June 1, 2010 between Yaterra and Geoffrey Goodall. (5)

10.8	Fifth Amendment Agreement (Frances Property) dated for reference September 1, 2010 between Yaterra and Geoffrey Goodall. (7)

10.9	Sixth Amendment Agreement (Frances Property) dated for reference March 15, 2011 between Yaterra and Geoffrey Goodall.

14.1	Code of Ethics.(3)

31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Accounting Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description of Exhibits

32.1	Certification of Principal Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Accounting Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audit Committee Charter.(3)

99.2	Letter of Intent between the Company and Healthcare of Today, Inc. (6)

99.3	Letter of Intent between the Company and NanoCrypt AG.(8)

Notes:

(1)	Previously filed as an exhibit to our Registration Statement on Form S-1 originally filed with the SEC on December 8, 2008, as amended January 8, 2009 and declared effective January 13, 2009.
(2)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on July 16, 2009.
(3)	Previously filed as an exhibit to our Annual Report on Form 10-K filed with the SEC on December 15, 2009.
(4)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on April 19, 2010.
(5)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on July 15, 2010.
(6)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on November 10, 2010.
(7)	Previously filed as an exhibit to our Annual Report on Form 10-K filed with the SEC on December 14, 2010.
(8)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on January 19, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YATERRA VENTURES CORP.

Date:	July 20, 2011	By:	/s/ Jarrett F. Bousquet
JARRETT F. BOUSQUET
President, Secretary and Treasurer
(Principal Executive Officer)

Date:	July 20, 2011	By:	/s/ David K. Ryan
DAVID K. RYAN
Vice President, Finance
(Principal Accounting Officer)