Form 10-K
period 2011-08-31
YATERRA VENTURES CORP.
filed 2012-01-19
CIK 1406588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2011

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
Yes [ ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $328,500 as of February 28, 2011, based on a price of $0.45, being the last price at which the registrant sold shares of its common stock prior to that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of January 17, 2012, the Registrant had 1,630,000 shares of common stock outstanding.

YATERRA VENTURES CORP.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED AUGUST 31, 2011
TABLE OF CONTENTS

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report constitute "forward-looking statements.” These statements, identified by words such as “plan,” "anticipate,” "believe,” "estimate,” "should,” "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption, "Part I - Item 1A. Risk Factors,” and elsewhere in this Annual Report.

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

As used in this Annual Report, the terms “we,” “us,” “our,” “Yaterra,” and the “Company” refer to Yaterra Ventures Corp., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

ITEM 1.	BUSINESS.

General

We were incorporated on November 20, 2006 pursuant to the laws of the State of Nevada.

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. Currently, we hold a 100% interest in two mineral properties that we call the “Blue Jack Property” and the “Minnie Claim”. The Blue Jack Property is comprised of 10 mineral claims covering approximately 206 acres located in Humboldt County, Nevada. The Minnie Claim covers an area of 20 acres, located in the Leecher Creek Mining Division, Washington State. We plan to focus our resources on the Blue Jack Property in order to assess whether it possesses mineral deposits of gold, silver, copper and rare earth minerals capable of commercial extraction.

In September 2011, we allowed our option to acquire up to a 60% interest in the Frances Property located in the Vancouver Mining Division, British Columbia to lapse. We made this determination in order to focus our financial resources on implementing an exploration program on the Blue Jack Property.

In November 2011, we completed a preliminary rock sampling program on the Blue Jack Property. The results of this initial program indicated that the Blue Jack Property contained anomalous values of rare earth minerals. Based on these results, we plan to commence Phase I of the Blue Jack exploration program in Spring 2012. See “Properties – Blue Jack Property – Exploration Program.”

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

As at August 31, 2011, we had no cash on hand. Our ability to implement our exploration program on the Blue Jack Property will be subject to our obtaining additional financing. Our ability to obtain additional financing could be subject to a number of factors outside of our control, including the results from our exploration program, and any unanticipated problems relating to our mineral exploration activities, including environmental assessments and additional costs and expenses that may exceed our current estimates. Our Board of Directors approved an offering of up to $100,000 of 10% convertible notes (the “Offering”) pursuant to Regulation S of the Securities Act of 1933 (the “Securities Act”). If we are unable to obtain additional financing in the amounts and when needed, our business could fail.

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

We are in the initial phase of our exploration program for the Blue Jack Property. It is unknown whether this property contains viable mineral reserves. If we do not find a viable mineral reserve, or if we cannot exploit the mineral reserve, either because we do not have the money to do it or because it will not be economically feasible to do it, we may have to cease operations and investors may lose their investment. Mineral exploration is a highly speculative endeavor. It involves many risks and is often non-productive. Even if mineral reserves are discovered on our properties our production capabilities will be subject to further risks and uncertainties including:

(i)

Costs of bringing the property into production including exploration work, preparation of production feasibility studies, and construction of production facilities, all of which we have not budgeted for;

(ii)	Availability and costs of financing;
(iii)	Ongoing costs of production; and
(iv)	Environmental compliance regulations and restraints.

The marketability of any minerals acquired or discovered may be affected by numerous factors which are beyond our control and which cannot be accurately predicted, such as market fluctuations, the lack of milling facilities and processing equipment near the Blue Jack Property and such other factors as government regulations, including regulations relating to allowable production, importing and exporting of minerals, and environmental protection.

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

Because our President, Secretary, Treasurer and Director, David K. Ryan, owns 55.2% of our outstanding common stock, investors may find that corporate decisions controlled by Mr. Ryan are inconsistent with the interests of other stockholders.

David K. Ryan, our President, Secretary, Treasurer and Director, controls 55.2% of our issued and outstanding shares of common stock. Accordingly, in accordance with our Articles of Incorporation and Bylaws, Mr. Ryan is able to control who is elected to our board of directors and thus could act, or could have the power to act, as our management. Since Mr. Ryan is not simply a passive investor, but is also our principal executive officer, his interests as an executive officer may, at times, be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon Mr. Ryan exercising, in a manner fair to all of our shareholders, his fiduciary duties as an officer or as a member of our board of directors. Also, due to his stock ownership position, Mr. Ryan will have: (i) the ability to control the outcome of most corporate actions requiring stockholder approval, including amendments to our Articles of Incorporation; (ii) the ability to control corporate combinations or similar transactions that might benefit minority stockholders which may be rejected by Mr. Ryan to their detriment, and (iii) control over transactions between him and Yaterra.

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

Our stock is quoted on the OTC Bulletin Board under the symbol "YTRVE.” Companies quoted on the OTC Bulletin Board have traditionally experienced extreme price and volume fluctuations. In addition, our stock price may be adversely affected by factors that are unrelated or disproportionate to our operating performance. Market fluctuations, as well as general economic, political and market conditions such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. As a result of this potential volatility and potential lack of a trading market, an investor may not be able to sell any of our common stock that they acquire at a price equal or greater than the price paid by the investor.

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

We currently do not own any physical property or any real property. We own a 100% interest in our lead mineral project called the Blue Jack Property. We also hold a 100% interest in another mineral property called the Minnie Claim.

The Blue Jack Property

Our lead mineral property is the Blue Jack Property. We acquired the Blue Jack Property in September 2008 for $16,000. The Blue Jack Property is comprised of 10 mineral claims, located in Humboldt County, Nevada. Each claim covers 20.67 acres for an aggregate 206.66 acres.

Description of Property

The Blue Jack Property is recorded with the Bureau of Land Management in the State of Nevada under the following name and record numbers:

Name of Mineral Claims	Nevada NMC Number	Expiry Date
PT 10	984039	September 1, 2012
PT 11	984040	September 1, 2012
PT 12	984041	September 1, 2012
PT 13	984042	September 1, 2012
PT 14	984043	September 1, 2012
PT 15	984044	September 1, 2012
PT 16	984045	September 1, 2012
PT 17	984046	September 1, 2012
PT 18	984047	September 1, 2012
PT 19	984048	September 1, 2012

Federal regulations require a yearly maintenance fee to keep the claims in good standing. In accordance with Federal regulations, the Blue Jack Property is in good standing to September 1, 2012. A yearly maintenance fee of $140 per claim is required to be paid to the Bureau of Land Management prior to the expiry date to keep the claims in good standing for an additional year. If we fail to pay the required amount of fee of this exploration work, then our Blue Jack Property will lapse on September 1, 2012 and we will lose all interest that we have in the Blue Jack Property.

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

Exploration Program

Our exploration program for the Blue Jack Property is expected to include the following:

Phase	Recommended Exploration Program	Estimated Cost	Status
Phase Ia	Detailed geological mapping and radiometric surveys and rock and soil sampling along grid.	$25,700	To be implemented in Spring 2012, subject to obtaining additional financing.
Phase Ib	Geophysical survey (IP and magnetometer).	$43,050	Planned for Spring 2012.
Phase IIa	Conducting trenching along the fault zones.	$40,500	To be determined based on the Results of Phase 1a and 1b.
Phase IIb	Reverse circular drill testing of the property.	$206,000	To be determined based on the Results of Phase 1a and 1b.
	Total Estimated Cost	$314,800

In November 2011, we completed a preliminary rock sampling program on the Blue Jack Property. For this program, we obtained four rock samples in order to determine the appropriate target for Phase I of our exploration program. Results of the program showed a presence of rare earth minerals that justifies some follow up work. The samples were fire assayed by ALS Minerals located in Reno Nevada. Based on the above, we have elected to proceed with Phase Ia of our exploration program, subject to obtaining additional financing.

The Minnie Claim

We acquired a 100% interest in the Minnie Claim in March 28, 2007 for $6,000 in cash. We have suspended our exploration program on the Minnie Claim in order to focus our resources on the Blue Jack Property.

Description of Property

The Minnie Claim is recorded with the Bureau of Land Management in the State of Washington under number 3115896. The Minnie Claim is in good standing until September 1, 2012. In order to maintain the Minnie Claim in good standing we will need to pay $140 to the Bureau of Land Management on September 1, 2012.

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

QUARTER	HIGH ($)	LOW ($)
1st Quarter 2010	1.00	1.00
2nd Quarter 2010	n/a	n/a
3rd Quarter 2010	n/a	n/a
4th Quarter 2010	1.00	0.99
1st Quarter 2011	0.99	0.30
2nd Quarter 2011	1.00	0.30
3rd Quarter 2011	0.45	0.30
4th Quarter 2011	0.30	0.30

REGISTERED HOLDERS OF OUR COMMON STOCK

As of Jaunuary 17, 2012, there were 9 registered holders of our common stock. We believe that a number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

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

Blue Jack Property

Our plan is to conduct Phase Ia of our exploration program on the Blue Jack Property in Spring 2012. However, we will require additional financing in order to implement Phase Ia of our exploration program on the Blue Jack Property. If we are able to raise additional financing, of which there is no assurance, our plan for the Blue Jack Property is as follows:

Phase	Recommended Exploration Program	Estimated Cost	Status
Phase Ia	Detailed geological mapping and radiometric surveys and soil and rock sampling along grid.	$25,700	To be implemented in Spring 2012, subject to obtaining dditional financing.
Phase Ib	Geophysical survey (IP and magnetometer).	$43,050	Planned for Spring 2012.
Phase IIa	Trenching and geochemical analysis	$40,500	Dependent on the Results of Phases Ia and Ib

We anticipate that we will incur the following expenses over the next twelve months:

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$30,000
Office Expenses	6,000
Consulting Fees	48,000
Phase I Exploration Expenses	68,750
TOTAL	$152,750

To date, we have not earned any revenues and we do not anticipate earning revenues in the near future. As at August 31, 2011, we had no cash on hand. As such, we do not have sufficient financial resources to meet the anticipated costs of completing our exploration program for the Blue Jack Property. Accordingly, we will need to obtain additional financing in order to complete our plan of operation and meet our current obligations as they come due. Our Board of Directors approved an offering of up to $100,000 of 10% convertible notes (the “Offering”) pursuant to Regulation S of the Securities Act. Completion of the Offering is subject to a number of factors outside of our control, including the results from our exploration program, and any unanticipated problems relating to our mineral exploration activities, such as environmental assessments and additional costs and expenses that may exceed our current estimates. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us in which case our business will fail.

RESULTS OF OPERATIONS

Summary of Year End Results

	Year Ended August 31,		Percentage
	2011	2010	Increase / (Decrease)
Revenue	$--	$--	N/A
Expenses	(179,188)	(150,984)	18.7%
Net Loss	$(179,188)	$(150,984)	18.7%

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

Expenses

The major components of our expenses for the year ended August 31, 2011 and 2010 are outlined in the table below:

	Year Ended	Year Ended	Percentage Increase
	August 31, 2011	August 31, 2010	/ (Decrease)
Accounting and Audit	$37,965	$37,757	0.6%
Bank Charges and Interest	25,381	13,481	88.3%
Consulting Fees	600	600	0.0%
Depreciation	98	395	(75.2)%
Management Fees	48,000	48,000	0.0%
Mineral Property	11,333	7,300	55.2%
Exploration Costs
Office and Administrative	18,392	17,842	3.1%
Professional Fees	25,098	19,655	27.7%
Transfer Agent and Filing	8,464	4,242	99.5%
Fees
Travel and Promotion	488	1,712	(71.5)%
Write-off of Mineral	3,369	-	100%
Property Costs
Total Expenses	$179,188	$150,984	18.7%

Our operating expenses increased from $150,984, during the year ended August 31, 2010, to $179,188, during the year ended August 31, 2011. The increase was primarily due to increases in accounting and audit expenses, bank charges and interest, mineral property exploration costs, office and administrative expenses, professional fees, transfer agent and filing fees, and write-off of mineral property costs. This was partially offset by decreases in depreciation and travel and promotion.

Audit and accounting expenses and professional expenses primarily relate to expenses incurred in connection with meeting our ongoing reporting requirements under the Exchange Act.

Management fees consists of fees incurred to our executive directors and officers.

The mineral property costs for the year ended August 31, 2011 relate to expenses incurred with maintaining the Blue Jack Property, the Minnie Claim and the Frances Property in good standing.

If we are able to obtain sufficient financing to proceed with our plan of operation, of which there is no assurance, we expect that our expenses will increase significantly as we engage in mining and exploration activities.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Year Ended August 31
	2011	2010
Net Cash used in Operating Activities	$(93,169)	$(85,188)
Net Cash used in Investing Activities	(1,007)	(1,919)
Net Cash from Financing Activities	93,432	85,217
Net Increase (Decrease) in Cash During Period	$(744)	$(1,890)

Working Capital
			Percentage
	At August 31, 2011	At August 31, 2010	Increase / (Decrease)
Current Assets	$360	$51	605.9%
Current Liabilities	485,367	308,330	57.4%
Working Capital Deficit	$(485,007)	$(308,279)	57.3%

As of August 31, 2011, we had no cash on hand and a working capital deficit of $485,007 The increase in our working capital deficit is primarily a result of: (i) an increase in accounts payable due to a lack of capital to meet our ongoing expenditures; and (ii) the fact that we received $83,946 in short term loans from arms length parties. The loans bear interest at 10% to 12%, are unsecured and due on demand. We have incurred a cumulative net loss of $654,007 for the period from the date of our inception on November 20, 2006 to August 31, 2011 and have not attained profitable operations to date.

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

On December 9, 2011, our Board of Directors approved an offering of up to $100,000 of 10% convertible notes (the “Offering”). The Offering will be completed pursuant to Regulation S of the Securities Act to persons who are not U.S. Persons as contemplated under Regulation S. The proceeds of the Offering will be used to fund our business and for working capital purposes. There is no assurance that the Offering will be completed on the above terms or at all.

Our plan of operation calls for us to spend significantly more than our current capital resources or the amount of financing that we have been able to obtain to date. As such, there is a substantial doubt that we will be able to raise significant financing to complete our stated plan of operation. Any substantial financing that we are able to obtain is expected to be in the form of equity financing, which will result in dilution to existing Shareholders.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 2 of our audited financial statements for the year ended August 31, 2011 included in this Annual Report on Form 10-K. We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations.

Use of Estimates

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Actual results may differ from the estimates.

Significant accounts that require estimates as a basis for determining the stated amounts include mineral property acquisition costs and impairment, accrued liabilities and the valuation allowance of deferred tax assets.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Audited financial statements for the years ended August 31, 2011 and 2010, including:

1.	Report of Independent Registered Accounting Firm;

2.	Balance Sheets as of August 31, 2011 and 2010;

3.	Statements of Operations for the years ended August 31, 2011 and 2010 and cumulative from inception on November 20, 2006 to August 31, 2011;

4.	Statements of Cash Flows for the years ended August 31, 2011 and 2010 and cumulative from inception on November 20, 2006 to August 31, 2011;

5.	Statement of Stockholders’ Deficiency from inception on November 20, 2006 to August 31, 2011; and

6.	Notes to the Financial Statements.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

YEARS ENDED AUGUST 31, 2011 AND 2010
(Stated in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Yaterra Ventures Corp.

We have audited the accompanying balance sheets of Yaterra Ventures Corp. as of August 31, 2011 and 2010, and the related statements of operations, cash flows and stockholders’ deficiency for the years ended August 31, 2011 and 2010 and for the period from November 20, 2006 (date of inception) to August 31, 2011. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yaterra Ventures Corp. as of August 31, 2011 and 2010, and the results of its operations and its cash flows for the years ended August 31, 2011 and 2010 and for the period from November 20, 2006 (date of inception) to August 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring losses from operations since inception, has a working capital deficit, and has a deficit accumulated during the exploration stage. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“DAVIDSON & COMPANY LLP”

Vancouver, Canada	Chartered Accountants

January 16, 2012

YATERRA VENTURES CORP.
(An Exploration Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

	AUGUST 31
	2011	2010

ASSETS

Current
Cash	$-	$51
Prepaid expense	360	-
Total Current Assets	360	51

Computer Equipment (Note 4)	-	98
Mineral Property Acquisition Costs (Note 5)	22,000	24,362

Total Assets	$22,360	$24,511

LIABILITIES

Current
Excess of checks issued over funds on deposit	$693	$-
Accounts payable and accrued liabilities	160,548	116,739
Amounts payable to related parties (Note 9)	47,033	30,500
Promissory notes payable (Note 6)	267,500	161,091
Promissory notes payable to related parties (Note 7)	9,593	-
Total Current Liabilities	485,367	308,330

STOCKHOLDERS’ DEFICIENCY

Capital Stock (Note 8)
Authorized:
100,000,000 common voting stock with a par value of $0.001 per share
100,000,000 preferred stock with a par value of $0.001 per share – none issued

Issued:
1,630,000 common shares as at August 31, 2011 and 2010	1,630	1,630

Additional Paid-In Capital	189,370	189,370
Deficit Accumulated During The Exploration Stage	(654,007)	(474,819)
Total Stockholders’ Deficiency	(463,007)	(283,819)

Total Liabilities and Stockholders’ Deficiency	$22,360	$24,511

The accompanying notes are an integral part of these financial statements.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
	YEARS		NOVEMBER 20,
	ENDED		2006 TO
	AUGUST 31		AUGUST 31,
	2011	2010	2011

Expenses
Accounting and audit	$37,965	$37,757	$146,642
Bank charges and interest	25,381	13,481	42,806
Consulting fees	600	600	2,750
Depreciation	98	395	1,184
Management fees	48,000	48,000	195,500
Mineral property exploration costs	11,333	7,300	49,571
Office and administrative	18,392	17,842	61,747
Professional fees	25,098	19,655	110,756
Transfer agent and filing fees	8,464	4,242	23,859
Travel and promotion	488	1,712	15,823
Write-off of mineral property costs	3,369	-	3,369

Net Loss For The Period	$(179,188)	$(150,984)	$(654,007)

Basic And Diluted Loss Per Share	$(0.11)	$(0.09)

Weighted Average Number Of Common Shares Outstanding	1,630,000	1,630,000

The accompanying notes are an integral part of these financial statements.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
	YEARS		NOVEMBER 20
	ENDED		2006 TO
	AUGUST 31		AUGUST 31
	2011	2010	2011

Cash (Used In) Operating Activities
Net loss for the period	$(179,188)	$(150,984)	$(654,007)
Depreciation	98	395	1,184
Interest accrued on promissory notes	22,570	11,535	36,314
Write-off of mineral property costs	3,369	-	3,369
Changes in non-cash operating working capital items:
Accounts payable and accrued liabilities	43,809	42,406	160,548
Amounts due to related parties	16,533	11,460	47,033
Prepaid expense	(360)	-	(360)
	(93,169)	(85,188)	(405,919)
Cash (Used In) Investing Activities
Mineral property acquisition costs	(1,007)	(1,919)	(25,369)
Computer equipment	-	-	(1,184)
	(1,007)	(1,919)	(26,553)
Cash Provided By Financing Activities
Issue of share capital	-	-	191,000
Promissory notes payable	83,946	85,217	233,890
Promissory notes payable to related parties	12,083	-	9,486
Repayment of promissory note payable to related party	(2,597)	-	(2,597)
	93,432	85,217	431,779

Decrease In Cash	(744)	(1,890)	(693)

Cash, Beginning Of Period	51	1,941	-

(Excess of Checks Issued Over Funds on Deposit) Cash, End Of Period	$(693)	$51	$(693)

Supplemental Disclosure Of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

There were no material non-cash financing or investing activities during the periods presented.

The accompanying notes are an integral part of these financial statements.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

PERIOD FROM INCEPTION, NOVEMBER 20, 2006, TO AUGUST 31, 2011
(Stated in U.S. Dollars)

				DEFICIT
	COMMON STOCK			ACCUMULATED
			ADDITIONAL	DURING THE
			PAID-IN	EXPLORATION
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL
Shares issued for cash at $0.01	900,000	$900	$8,100	$-	$9,000
Shares issued for cash at $0.20	610,000	610	121,390	-	122,000
Net loss for the period	-	-	-	(30,468)	(30,468)
Balance, August 31, 2007	1,510,000	1,510	129,490	(30,468)	100,532
Net loss for the year	-	-	-	(105,613)	(105,613)
Balance, August 31, 2008	1,510,000	1,510	129,490	(136,081)	(5,081)
Shares issued for cash at $0.50	120,000	120	59,880	-	60,000
Net loss for the year	-	-	-	(187,754)	(187,754)
Balance, August 31, 2009	1,630,000	1,630	189,370	(323,835)	(132,835)
Net loss for the year	-	-	-	(150,984)	(150,984)
Balance, August 31, 2010	1,630,000	1,630	189,370	(474,819)	(283,819)
Net loss for the year	-	-	-	(179,188)	(179,188)
Balance, August 31, 2011	1,630,000	$1,630	$189,370	$(654,007)	$(463,007)

The accompanying notes are an integral part of these financial statements.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED AUGUST 31, 2011 AND 2010
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

As shown in the accompanying financial statements, the Company has incurred a net loss of $654,007 for the period from November 20, 2006 (inception) to August 31, 2011, and has no sales. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its natural resource properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

YEARS ENDED AUGUST 31, 2011 AND 2010
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

YEARS ENDED AUGUST 31, 2011 AND 2010
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

All financial instruments are classified into one of five categories; held-for-trading, held- to-maturity investments, loans and receivables, available-for-sale assets or liabilities. All instruments and derivatives are measured in the balance sheet at fair value, except for loans and receivables, held-to-maturity investments and other financial liabilities, which are measured at amortized costs. Subsequent measurement and changes in fair value will depend on their initial classification. Held-for-trading financial assets are measured at fair value and changes in fair value are recognized in the statement of operations. Available-for-sale financial instruments are measured at fair value with changes in fair value recorded in other comprehensive income until the instrument is derecognized or impaired.

The Company classified its cash as held-for-trading, excess of checks issued over funds on deposit, accounts payable and accrued liabilities, accounts payable to related parties, promissory notes payable and promissory notes payable to related parties as other financial liabilities, all of which are measured at amortized cost.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED AUGUST 31, 2011 AND 2010
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	g)	Basic and Diluted Loss Per Share

Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At August 31, 2011 and 2010, the Company has no common stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

	h)	Income Taxes

The Company follows the asset and liability method of accounting for income taxes whereby deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted or substantially enacted tax rates and laws expected to apply in the years in which temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred income tax assets and liabilities is recognized in operations in the period that includes the substantive enactment date.

A deferred tax asset is recognized only to the extent that it is probable that future taxable profits will be available against which the asset can be utilized. To the extent that the Company does not consider it probable that a deferred tax asset will be recovered, it provides a valuation allowance against that excess.

	i)	Foreign Currency Translation

The Company’s functional currency is the U.S. dollar. Transactions in foreign currencies are translated into U.S. dollars as follows:

		i)	monetary items are translated at the exchange rate prevailing at the balance sheet date;
		ii)	non-monetary items are translated at the historical exchange rate; iii) revenue and expenses are translated at the average rate in effect during the applicable accounting period.

The Company has an operating bank account held in Canadian dollars that may expose them to certain translation risks due to foreign exchange fluctuations between the Canadian and US currencies. Foreign exchange gains and losses are reflected in the statement of operations for the period.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED AUGUST 31, 2011 AND 2010
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	j)	Use of Estimates

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Actual results may differ from the estimates.

Significant accounts that require estimates as a basis for determining the stated amounts include mineral property acquisition costs and impairment, accrued liabilities and the valuation allowance of deferred tax assets.

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

YATERRA VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED AUGUST 31, 2011 AND 2010
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	m)	Environmental Protection and Reclamation Costs (Continued)

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

The Company classified its cash as Level 1.

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

YATERRA VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED AUGUST 31, 2011 AND 2010
(Stated in U.S. Dollars)

3.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

4.	COMPUTER EQUIPMENT

	AUGUST 31			AUGUST 31
	2011			2010
		ACCUMULATED	NET BOOK	NET BOOK
	COST	AMORTIZATION	VALUE	VALUE

Computer equipment	$1,184	$1,184	$-	$98

5.	MINERAL PROPERTIES

	AUGUST 31		ABANDONED,	AUGUST 31
	2010	ADDITIONS	IMPAIRED	2011
Mineral Property

Blue Jack claims	$16,000	$-	$-	$16,000
Frances claims	2,362	1,007	(3,369)	-
Minnie Lode claims	6,000	-	-	6,000

	$24,362	$1,007	$(3,369)	$22,000

YATERRA VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED AUGUST 31, 2011 AND 2010
(Stated in U.S. Dollars)

5.	MINERAL PROPERTIES (Continued)

	AUGUST 31		ABANDONED,	AUGUST 31
	2009	ADDITIONS	IMPAIRED	2010
Mineral Property

Blue Jack claims	$16,000	$-	$-	$16,000
Frances claims	443	1,919	-	2,362
Minnie Lode claims	6,000	-	-	6,000

	$22,443	$1,919	$-	$24,362

During the period ended August 31, 2007, the Company entered into a purchase agreement to acquire an undivided 100% interest in a mineral claim (known as the “Minnie Lode Claims”) located in the Leecher Creek Mining District, Okanogan County, Washington. The consideration was $6,000 cash (paid) on execution of the agreement.

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
$500 CDN on execution of the Second Amendment Agreement (paid);
$500 CDN on execution of the Third Amendment Agreement (paid);
$500 CDN on execution of the Fourth Amendment Agreement (paid);
$500 CDN on execution of the Fifth Amendment Agreement (paid);
$500 CDN on execution of the Sixth Amendment Agreement (paid);

YATERRA VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED AUGUST 31, 2011 AND 2010
(Stated in U.S. Dollars)

5.	MINERAL PROPERTIES (Continued)

2.	incurring $10,000 CDN in exploration expenditures September 15, 2011;
3.	2,000 common shares due on or before September 15, 2011;
4.	additional $2,000 CDN on October 15, 2011;
5.	an additional 3,000 commons shares due on or before October 15, 2011;
6.	additional $10,000 CDN on December 15, 2011;
7.	an additional 10,000 common shares due on or before December 15, 2011;
8.	incurring an additional $150,000 CDN in exploration expenditures by July 14, 2012.

All other terms of the agreement remain unchanged.

During the year ended August 31, 2011, the Company abandoned and wrote off all costs incurred with respect to the Frances property.

6.	PROMISSORY NOTES PAYABLE

During the year ended August 31, 2010, the Company entered into various promissory note agreements, whereby it borrowed an additional $85,217 (2009 - $62,130) from arms’ length parties. These notes bear interest at 10% to 12% per annum, are unsecured and are repayable on demand. As at August 31, 2010, the promissory notes consist of a total of $147,347 in principal and a total of $13,744 (2009 - $2,209) has been accrued as interest.

During the year ended August 31, 2011, the Company entered into additional promissory note agreements, whereby it borrowed an additional $83,946 from arms’ length parties. These notes bear interest at 10%, are unsecured and are repayable on demand. As at August 31, 2011, the promissory notes consist of $231,293 in principal and a total of $36,207 has been accrued as interest.

7.	PROMISSORY NOTES PAYABLE TO RELATED PARTIES

During the year ended August 31, 2011, the Company entered into promissory note agreements, whereby it borrowed $12,083 from related parties. The Company paid back $2,597 of this balance during the year. These notes bear interest at 10%, are unsecured and are repayable on demand. As at August 31, 2011, a total of $107 has been accrued as interest on the notes.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED AUGUST 31, 2011 AND 2010
(Stated in U.S. Dollars)

8.	CAPITAL STOCK

During the year ended August 31, 2007, the Company issued 900,000 founder shares at par value for gross proceeds of $9,000 and the Company issued 610,000 common shares at $0.20 per share for gross proceeds of $122,000.

During the year ended August 31, 2009, the Company completed an offering of 120,000 shares of common stock at a price of $0.50 per share for gross proceeds of $60,000.

Included in issued share capital are 900,000 restricted common shares of the Company (2010 – 900,000).

9.	RELATED PARTY TRANSACTIONS

During the year ended August 31, 2011, the Company paid or accrued management fees for services performed in the amount of $42,000 (2010 - $42,000) to directors and also paid or accrued during the year, $6,000 to two members of management (2010 - $6,000).

As at August 31, 2011, a total of $47,033 (2010 - $30,500) is owing to a director and two members of management. These amounts are unsecured, do not bear interest and are due on demand.

These transactions were in the normal course of operations and were recorded at their exchange amount, which is the amount of consideration established and agreed to by the related parties.

10.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The Company has no significant commitments or contractual obligations with any parties respecting executive compensation or consulting arrangements. Rental of premises is on a month-to-month basis.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED AUGUST 31, 2011 AND 2010
(Stated in U.S. Dollars)

11.	SEGMENT INFORMATION

The Company has one reportable operating segment, being the acquisition and exploration of mineral properties. Details of identifiable assets by geographic segments are as follows:

		MINERAL
	COMPUTER	PROPERTY
	EQUIPMENT	INTERESTS

August 31, 2011
USA	$-	$22,000

August 31, 2010
USA	$-	$22,000
Canada	98	2,362

	$98	$24,362

12.	INCOME TAX

	a)	Income Tax Provision

The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 34% (2010 – 34%) to income before income taxes. The difference results from the following items:

	2011	2010

Loss for the year	$(179,188)	$(150,984)

Computed expected income taxes recovery	(60,924)	(51,335)
Non-deductible item	4,999	2,482
Other	(4,075)	5,553
Increase in valuation allowance	60,000	43,300

Income tax provision	$-	$-

YATERRA VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED AUGUST 31, 2011 AND 2010
(Stated in U.S. Dollars)

12.	INCOME TAX (Continued)

b)	Significant components of the Company’s deferred income tax assets are as follows:

	2011	2010

Deferred income tax assets:
Non-capital loss carryforward	$204,000	$148,500
Mineral property and exploration expenditures	17,000	12,500
	221,000	161,000
Valuation allowance	(221,000)	(161,000)

Net deferred income tax assets	$-	$-

c)

The Company has incurred operating losses of approximately $601,200 (2010 - $437,000) which, if unutilized, will begin to expire in 2028. Subject to certain restrictions, the Company has mineral property and exploration expenditures of $73,201 (2010 - $60,861) available to reduce future taxable income. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.

13.	SUBSEQUENT EVENTS

Subsequent to August 31, 2011:

a)

The Company entered into six promissory note agreements whereby it borrowed a total of $17,642 from two related parties and $5,860 from an arms’ length party. The notes bear interest at 10% per annum, are unsecured and are repayable on demand.

b)

The Company’s Board of Directors approved the offering of up to $100,000 of 10% convertible notes. Each note will be due on December 31, 2014 and bears interest at 10% per annum payable annually. The notes may be converted into common shares of the Company equal to the principal amount of the note divided by 75% of the average trading price of the Company’s common shares for 10 business days prior to the date of conversion. The Company may elect at its option to pay the interest required annually by an issuance of common shares using the same terms for the conversion of the notes. To date, the Company has issued $61,277 convertible notes.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15(d)-15(e) as of August 31, 2011 (the “Evaluation Date”). Based upon that evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the year ended August 31, 2011 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended August 31, 2011 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 9, 2011, our Board of Directors approved a private placement offering of up to $100,000 of 10% convertible notes (the “Offering”). The Offering will be completed pursuant to Regulation S of the Securities Act to persons who are not U.S. Persons as contemplated under Regulation S. The proceeds of the Offering will be used to fund our business and for working capital purposes. There is no assurance that the Offering will be completed on the above terms or at all.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our executive officers and directors and their age and titles are as follows:

Name of Director	Age	Position
David K. Ryan	45	President, Secretary, Treasurer and Director
Shane Epp	39	Executive Vice-President
Lindsay E. Gorrill	49	Director

Mr. David K. Ryan was appointed as our President, Secretary, Treasurer and Director on August 29, 2011 and as our Vice-President, Finance on April 4, 2007. From 1989 to 1995, Mr. Ryan was an account executive at Georgia Pacific Securities in Vancouver. From 1995 to present, Mr. Ryan has worked as an independent investor relations consultant and has participated in raising venture capital through private placements. Mr. Ryan is a former director or officer of DRC Resources and Universal Domains Incorporated. Mr. Ryan completed the Canadian Securities Course in 1988. From 2005 to October 2009, Mr. Ryan served as an executive officer and director of Cignus Ventures Inc. (now called Smartlinx Inc.), a company quoted on the OTC Bulletin Board and engaged in the acquisition and exploration of mineral properties at the time Mr. Ryan was a director and officer. Mr. Ryan also serves as a director of Manado Gold Corp., a company engaged in the exploration of mineral resource properties in British Columbia and is a reporting issuer in British Columbia Canada.

Mr. Shane Epp is our Executive Vice-President. Mr. Epp was appointed an officer on April 4, 2007. Mr. Epp, (B. Comm.) has been employed by CB Richard Ellis Limited, one of the largest full service real estate brokerage companies in the world, since January 2007. Currently an Associate Vice-President of the CBRE Retail Properties Group, he spent the 5 years previous with another large international real estate brokerage firm, Colliers International. Mr. Epp graduated from the University of British Columbia in 1993 with a Bachelor of Commerce, majoring in Urban Land Economics, with a minor in Finance. In addition to his work in the real estate industry, Mr. Epp has been an active investor in public markets for close to 20 years, and has participated in raising venture capital for both public and private companies through limited partnerships, private placements and debt financing.

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

Committees of the Board of Directors

Audit Committee

We have a separately designated audit committee and it consists of the following directors and officers: Lindsay Gorrill and David K. Ryan. Mr. Ryan is not an independent director as he currently acts as President, Secretary and Treasurer. Mr. Gorrill is an independent member of our Board of Directors.

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

Code of Ethics

We adopted a Code of Ethics applicable to our officers and directors which is a “code of ethics” as defined by applicable rules of the SEC. Our code of ethics is attached as an exhibit to our Annual Report for the year ended August 31, 2010 filed with the SEC on December 15, 2010. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our President, Treasurer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a current report on Form 8-K filed with the SEC.

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Other than as disclosed below, based on our review of such reports received by the Company, we believe that, during the year ended August 31, 2011, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

Name and Principal Position	Number of Late Insider Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Jarrett F. Bousquet Former President, Former Secretary, Former Treasurer and Former Director	None	None	One

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the total compensation paid to or earned by our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K as of our fiscal years ended August 31, 2011 and 2010.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
David K. Ryan(2) President, Secretary, Treasurer and Vice- President Finance	2011 2010	3,000 3,000	- -	- -	- -	- -	- -	- -	3,000 3,000
Shane Epp(3) Executive Vice- President	2011 2010	3,000 3,000	- -	- -	- -	- -	- -	- -	3,000 3,000
Jarrett F. Bousquet(1) Former President, Former Secretary, Former Treasurer and Former Director	2011 2010	30,000 30,000	- -	- -	- -	- -	- -	- -	30,000 30,000

Notes:
(1) Mr. Bousquet resigned as President, Secretary, Treasurer and Director on August 29, 2011. Under the terms of a verbal agreement, Mr. Bousquet was paid $2,500 per month for his services.
(2) We have accrued $250 per month for Mr. Ryan acting as President, Secretary, Treasurer and Vice-President Finance.
(3) We have accrued $250 per month for Mr. Epp acting as Executive Vice-President.

Outstanding Equity Awards at Fiscal Year End

As at August 31, 2011, we did not have any outstanding equity awards.

Director Compensation

The following table sets forth the compensation paid to our directors for the fiscal year ended August 31, 2011.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of January 17, 2012 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities of our shares of common stock, (ii) our executive officers and directors, and (iii) our named executive officers as defined in Item 402(m)(2) of Regulation S-K. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
Security Ownership of Management
Common Stock	David K. Ryan Vice-President, Finance	900,000 (Direct)	55.2%
Common Stock	Shane Epp Executive Vice-President	Nil	Nil
Common Stock	Lindsay E. Gorrill Director	Nil	Nil
Common Stock	All Officers and Directors as a Group (3 persons)	900,000 (Direct)	55.2%
Security Ownership of Certain Beneficial Owners
Common Stock	David K. Ryan P.O. BOX 61605 Brookswood RPO Langley, BC V3A 8C8	900,000 (Direct)	55.2%

Note:
(1)

A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on January 17, 2012. As of January 17, 2012, there were 1,630,000 shares of our common stock issued and outstanding.

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

DIRECTOR INDEPENDENCE

Our common stock is quoted on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. As we are a reporting issuer in British Columbia, Canada, we have adopted the independence requirements of Canadian National Instrument 52-101 – Audit Committees (“NI 52-101”). Under NI 52-101, an independent director is a director who has no direct or indirect material relationships with us. A material relationship is a relationship, which could, in the view of the Board of Directors reasonably interfere with the exercise of the director’s independent judgment. Lindsay Gorrill is our sole independent director. David Ryan is not an independent director because of his position as President, Secretary, Treasurer and Vice-President Finance.

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

CANADIAN NATIONAL INSTRUMENT 58-101

We are a reporting issuer in the Province of British Columbia. Canadian National Instrument 58-101 – Disclosure of Corporate Governance Practices of the Canadian Securities Administrators requires our company to disclose annually on our Annual Report certain information concerning corporate governance.

Board of Directors

Our Board of Directors is currently comprised of two members, Mr. Ryan and Mr. Gorrill. Mr Ryan is not “independent”, as that term is defined in Nation Instrument 52-110, due to the fact that he is our President, Secretary, Treasurer and Vice-President Finance.

Directorships

Our directors currently serve as directors or officers of the following reporting issuers (or the equivalent in a foreign jurisdiction):

Name	Reporting Issuer	Reporting Jurisdiction
David Ryan	Manado Gold Corp.	British Columbia
Lindsay Gorril	Jayhawk Energy Inc.	United States
	Star Gold Corp.	United States

Orientation and Continuing Education

Mr. Ryan and Mr. Gorrill provided an overview of the our business activities, systems and business plan to all new directors. New director candidates have free access to any of our records, employees or senior management in order to conduct their own due diligence and will be briefed on the strategic plans, short, medium and long term corporate objectives, business risks and mitigation strategies, corporate governance guidelines and existing policies of the Company. Directors are encouraged to update their skills and knowledge by taking courses and attending professional seminars.

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

	Year Ended August 31, 2011	Year Ended August 31, 2010

Audit Fees	$14,850	$14,397
Audit-Related Fees	15,000	11,460
Tax Fees	NIL	NIL
All Other Fees	NIL	NIL
Total	$29,850	$25,857

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation.(1)
3.2	Bylaws, as amended.(1)
10.1	Purchase Agreement (Minnie Claim) dated March 28, 2007 between Yaterra and Multi Metal Mining Corp.(1)
10.2	Purchase Agreement (Blue Jack Property) dated August 29, 2008 between Yaterra and Howard V. Metzler. (1)
10.3	Option Agreement (Frances Property) dated July 14, 2009 between Yaterra and Geoffrey Goodall.(2)
10.4	Amendment Agreement (Frances Property) dated October 27, 2009 between Yaterra and Geoffrey Goodall.(3)
10.5	Second Amendment Agreement (Frances Property) dated December 10, 2009 between Yaterra and Geoffrey Goodall.(3)
10.6	Third Amendment Agreement (Frances Property) dated February 11, 2010 between Yaterra and Geoffrey Goodall.(4)
10.7	Fourth Amendment Agreement (Frances Property) dated June 1, 2010 between Yaterra and Geoffrey Goodall. (5)
10.8	Fifth Amendment Agreement (Frances Property) dated for reference September 1, 2010 between Yaterra and Geoffrey Goodall. (7)
10.9	Sixth Amendment Agreement (Frances Property) dated for reference March 15, 2011 between Yaterra and Geoffrey Goodall. (9)
14.1	Code of Ethics.(3)
31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter.(3)
99.2	Letter of Intent between the Company and Healthcare of Today, Inc. (6)
99.3	Letter of Intent between the Company and NanoCrypt AG.(8)

Notes:
(1)	Previously filed as an exhibit to our Registration Statement on Form S-1 originally filed with the SEC on December 8, 2008, as amended January 8, 2009 and declared effective January 13, 2009.
(2)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on July 16, 2009.
(3)	Previously filed as an exhibit to our Annual Report on Form 10-K filed with the SEC on December 15, 2009.
(4)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on April 19, 2010.
(5)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on July 15, 2010.
(6)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on November 10, 2010.
(7)	Previously filed as an exhibit to our Annual Report on Form 10-K filed with the SEC on December 14, 2010.
(8)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on January 19, 2011.
(9)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on July 20, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YATERRA VENTURES CORP.

Date:	January 19, 2012	By:	/s/ David K. Ryan
DAVID K. RYAN
President, Secretary, Treasurer, Vice-President
Finance and Director
(Principal Executive Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	January 19, 2012	By:	/s/ David K. Ryan
DAVID K. RYAN
President, Secretary, Treasurer, Vice-President
Finance and Director
(Principal Executive Officer and Principal
Accounting Officer)

Date:	January 19, 2012	By:	/s/ Lindsay E. Gorrill
LINDSAY E. GORRILL
Director