Form 10-Q
period 2011-11-30
YATERRA VENTURES CORP.
filed 2012-01-26
CIK 1406588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

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
[   ] Yes    No [X]

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
As of January 23, 2012, the Registrant had 1,630,000 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended November 30, 2011 are not necessarily indicative of the results that can be expected for the year ending August 31, 2012.

As used in this Quarterly Report, the terms "we,” "us,” "our,” “Yaterra” and the “Company” mean Yaterra Ventures Corp. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

January 24, 2012

YATERRA VENTURES CORP.
(An Exploration Stage Company)

FIRST QUARTER INTERIM CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2011
(Unaudited)
(Stated in U.S. Dollars)

YATERRA VENTURES CORP.
(An Exploration Stage Company)

INTERIM BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	November 30,	August 31,
	2011	2011

ASSETS

Current
Prepaid expense	$-	$360

Mineral Property Acquisition Costs (Note 4)	22,000	22,000

Total Assets	$22,000	$22,360

LIABILITIES

Current
Excess of checks issued over funds on deposit	$2,347	$693
Accounts payable and accrued liabilities	167,895	160,548
Amounts payable to related parties (Note 8)	53,000	47,033
Promissory notes payable (Note 5)	264,763	267,500
Promissory notes payable to related parties (Note 6)	27,401	9,593
Total Current Liabilities	515,406	485,367

STOCKHOLDERS’ DEFICIENCY

Capital Stock (Note 7)
Authorized: 100,000,000 common voting stock with a par value of $0.001 per share 100,000,000 preferred stock with a par value of $0.001 per share – none issued Issued: 1,630,000 common shares as at August 31, 2011 and November 30, 2011	1,630	1,630

Additional Paid-In Capital	189,370	189,370
Deficit Accumulated During The Exploration Stage	(684,406)	(654,007)
Total Stockholders’ Deficiency	(493,406)	(463,007)

Total Liabilities and Stockholders’ Deficiency	$22,000	$22,360

The accompanying notes are an integral part of these interim condensed financial statements.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
	THREE		INCEPTION
	MONTHS		NOVEMBER 20,
	ENDED		2006 TO
	NOVEMBER 30,		NOVEMBER 30,
	2011	2010	2011

Expenses
Accounting and audit	$9,616	$9,283	$156,258
Bank charges and interest	6,950	4,417	49,756
Consulting fees	150	150	2,900
Depreciation	-	98	1,184
Management fees	11,250	12,000	206,750
Mineral property exploration costs	2,984	-	52,555
Office and administrative	(3,624)	2,769	58,123
Professional fees	2,044	9,409	112,800
Transfer agent and filing fees	832	-	24,691
Travel and promotion	197	172	16,020
Write-off of mineral property costs	-	-	3,369

Net Loss For The Period	$(30,399)	$(38,298)	$(684,406)

Basic And Diluted Loss Per Share	$(0.02)	$(0.02)

Weighted Average Number Of Common Shares Outstanding	1,630,000	1,630,000

The accompanying notes are an integral part of these interim condensed financial statements.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
	THREE		INCEPTION
	MONTHS		NOVEMBER 20,
	ENDED		2006 TO
	NOVEMBER 30,		NOVEMBER 30,
	2011	2010	2011

Cash (Used In) Operating Activities
Net loss for the period:	$(30,399)	$(38,298)	$(684,406)
Depreciation	-	98	1,184
Interest accrued on promissory notes	6,443	4,089	42,757
Unrealized foreign exchange gain	(4,606)	-	(4,606)
Write-off of mineral property costs	-	-	3,369
Changes in non-cash operating working capital items:
Accounts payable and accrued liabilities	7,347	12,151	167,895
Amounts due to related parties	5,967	4,000	53,000
Prepaid expense	360	-	-
	(14,888)	(17,960)	(420,807)
Cash (Used In) Investing Activities
Mineral property acquisition costs	-	-	(25,369)
Computer equipment	-	-	(1,184)
	-	-	(26,553)
Cash Provided By Financing Activities
Issue of share capital	-	-	191,000
Promissory notes payable	-	18,777	233,890
Repayment of promissory note	(4,396)	-	(4,396)
Promissory notes payable to related parties	17,630	-	27,116
Repayment of promissory note payable to related party	-	-	(2,597)
	13,234	18,777	445,013

(Decrease) Increase In Cash	(1,654)	817	(2,347)

(Excess of Checks Issued Over Funds on Deposit) Cash, Beginning Of Period	(693)	51	-

(Excess of Checks Issued Over Funds on Deposit) Cash, End Of Period	$(2,347)	$868	$(2,347)

Supplemental Disclosure Of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

There were no material non-cash financing or investing activities during the periods presented.

The accompanying notes are an integral part of these interim condensed financial statements.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2011
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto included for the fiscal year ended August 31, 2011. The Company assumes that the readers of these interim financial statements herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s financial statements for the fiscal year ended August 31, 2011, has been omitted. The results of operations for the three month period ended November 30, 2011 are not necessarily indicative of results for the entire year ending August 31, 2012.

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

NOVEMBER 30, 2011
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS (Continued)

Going Concern (Continued)

As shown in the accompanying financial statements, the Company has incurred a net loss of $684,406 for the period from November 20, 2006 (inception) to November 30, 2011, and has no sales. These factors raise substantial doubt about the Company's ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its natural resource properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

NOVEMBER 30, 2011
(Unaudited)
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

NOVEMBER 30, 2011
(Unaudited)
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

	f)	Basic and Diluted Loss Per Share

Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At November 30, 2011, the Company has no common stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2011
(Unaudited)
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	g)	Income Taxes

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

YATERRA VENTURES CORP.
(An Exploration Stage Company)

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2011
(Unaudited)
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	i)	Use of Estimates (Continued)

Significant accounts that require estimates as a basis for determining the stated amounts include mineral property acquisition costs and impairment, accrued liabilities and the valuation allowance of deferred tax assets.

	j)	Impairment of Long-Lived Assets

The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. In such cases, the amount of the impairment is determined based on the relative fair values of the impaired assets. The Company tests the recoverability of the assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.

	k)	Asset Retirement Obligations

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

	l)	Environmental Protection and Reclamation Costs

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

YATERRA VENTURES CORP.
(An Exploration Stage Company)

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2011
(Unaudited)
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	l)	Environmental Protection and Reclamation Costs (Continued)

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

	m)	Fair Value of Financial Instruments

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

YATERRA VENTURES CORP.
(An Exploration Stage Company)

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2011
(Unaudited)
(Stated in U.S. Dollars)

4.	MINERAL PROPERTIES

	AUGUST 31,		ABANDONED,	NOVEMBER 30,
	2011	ADDITIONS	IMPAIRED	2011
Mineral Property

Blue Jack claims	$16,000	$-	$-	$16,000
Minnie Lode claims	6,000	-	-	6,000

	$22,000	$-	$-	$22,000

	AUGUST 31,		ABANDONED,	AUGUST 31,
	2010	ADDITIONS	IMPAIRED	2011
Mineral Property

Blue Jack claims	$16,000	$-	$-	$16,000
Frances claims	2,362	1,007	(3,369)	-
Minnie Lode claims	6,000	-	-	6,000

	$24,362	$1,007	$(3,369)	$22,000

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

NOVEMBER 30, 2011
(Unaudited)
(Stated in U.S. Dollars)

4.	MINERAL PROPERTIES (Continued)

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

1.

$500 CDN on execution of the First Amendment Agreement (paid);
$500 CDN on execution of the Second Amendment Agreement (paid);
$500 CDN on execution of the Third Amendment Agreement (paid);
$500 CDN on execution of the Fourth Amendment Agreement (paid);
$500 CDN on execution of the Fifth Amendment Agreement (paid);
$500 CDN on execution of the Sixth Amendment Agreement (paid);

2.	incurring $10,000 CDN in exploration expenditures September 15, 2011;
3.	2,000 common shares due on or before September 15, 2011;
4.	additional $2,000 CDN on October 15, 2011;
5.	an additional 3,000 common shares due on or before October 15, 2011;
6.	additional $10,000 CDN on December 15, 2011;
7.	an additional 10,000 common shares due on or before December 15, 2011;
8.	incurring an additional $150,000 CDN in exploration expenditures by July 14, 2012.

All other terms of the agreement remain unchanged.

During the year ended August 31, 2011, the Company abandoned and wrote off all costs incurred with respect to the Frances property.

5.	PROMISSORY NOTES PAYABLE

During the year ended August 31, 2011, the Company entered into additional promissory note agreements, whereby it borrowed an additional $83,946 (2010 - $85,217) from arms’ length parties. These notes bear interest at 10% to 12%, are unsecured and are repayable on demand. During the three month period ended November 30, 2011, the Company paid back $4,396 of this balance. As at November 30, 2011, the promissory notes consist of $222,504 in principal and a total of $42,259 has been accrued as interest.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2011
(Unaudited)
(Stated in U.S. Dollars)

6.	PROMISSORY NOTES PAYABLE TO RELATED PARTIES

During the year ended August 31, 2011, the Company entered into promissory note agreements, whereby it borrowed $12,083 from related parties. The Company paid back $2,597 of this balance during the year. These notes bear interest at 10%, are unsecured and are repayable on demand. As at August 31, 2011, the promissory notes consist of $9,486 in principal and a total of $107 has been accrued as interest.

During the three month period ended November 30, 2011, the Company entered into additional promissory note agreements, whereby it borrowed $17,630 from related parties. These notes bear interest at 10%, are unsecured and are repayable on demand. As at November 30, 2011, the promissory notes consist of $26,903 in principal and a total of $498 has been accrued as interest.

7.	CAPITAL STOCK

During the year ended August 31, 2007, the Company issued 900,000 founder shares at par value for gross proceeds of $9,000 and the Company issued 610,000 common shares at $0.20 per share for gross proceeds of $122,000.

During the year ended August 31, 2009, the Company completed an offering of 120,000 shares of common stock at a price of $0.50 per share for gross proceeds of $60,000.

Included in issued share capital are 900,000 restricted common shares of the Company (2011 – 900,000).

8.	RELATED PARTY TRANSACTIONS

During the three month period ended November 30, 2011, the Company paid or accrued management fees for services performed in the amount of $10,500 (2010 - $10,500) to directors and also paid or accrued during the period, $750 to a member of management (2010 - $1,500).

As at November 30, 2011, a total of $53,000 (August 31, 2011 - $47,033) is owing to a director and two members of management. These amounts are unsecured, do not bear interest and are due on demand.

These transactions were in the normal course of operations and were recorded at their exchange amount, which is the amount of consideration established and agreed to by the related parties.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2011
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

The Company has one reportable operating segment, being the acquisition and exploration of mineral properties. Details of identifiable assets by geographic segments are as follows:

MINERAL
PROPERTY
INTERESTS

November 30, 2011
USA	$22,000

August 31, 2011
USA	$22,000

11.	SUBSEQUENT EVENTS

Subsequent to November 30, 2011:

	a)	The Company entered into a promissory note agreement whereby it borrowed $5,881 from an arm’s length party. The note bears interest at 10% per annum, is unsecured and is repayable on demand.

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

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Yaterra,” and the “Company” refer to Yaterra Ventures Corp., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

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

In November 2011, we completed a preliminary rock sampling program on the Blue Jack Property. The results of this initial program indicated that the Blue Jack Property contained anomalous values of rare earth minerals. Based on these results, we plan to commence Phase I of the Blue Jack exploration program in Spring 2012. See “Plan of Operation.”

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

Blue Jack Property

Our plan is to conduct Phase I(a) of our exploration program on the Blue Jack Property in Spring 2012. However, we will require additional financing in order to implement Phase I(a) of our exploration program on the Blue Jack Property. If we are able to raise additional financing, of which there is no assurance, our plan for the Blue Jack Property is as follows:

Phase	Recommended Exploration Program	Estimated Cost	Status
Phase I(a)	Detailed geological mapping and radiometric surveys and soil and rock sampling along grid.	$25,700	To be implemented in Spring 2012, subject to obtaining additional financing.
Phase I(b)	Geophysical survey (IP and magnetometer).	$43,050	Planned for Spring 2012.
Phase II(a)	Trenching and geochemical analysis	$40,500	Dependent on the Results of Phases I(a) and I(b)

We anticipate that we will incur the following expenses over the next twelve months:

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$30,000
Office Expenses	6,000
Consulting Fees	48,000
Phase I Exploration Expenses	68,750
TOTAL	$152,750

To date, we have not earned any revenues and we do not anticipate earning revenues in the near future. As at November 30, 2011, we had no cash on hand. As such, we do not have sufficient financial resources to meet the anticipated costs of completing our exploration program for the Blue Jack Property. Accordingly, we will need to obtain additional financing in order to complete our plan of operation and meet our current obligations as they come due. Our Board of Directors approved an offering of up to $100,000 of 10% convertible notes (the “Offering”) pursuant to Regulation S of the Securities Act. Completion of the Offering is subject to a number of factors outside of our control, including the results from our exploration program, and any unanticipated problems relating to our mineral exploration activities, such as environmental assessments and additional costs and expenses that may exceed our current estimates. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us in which case our business will fail.

RESULTS OF OPERATIONS

Three Months Summary
			Percentage
	Three Months Ended	Three Months Ended	Increase /
	November 30, 2011	November 30, 2010	(Decrease)
Revenue	$-	$-	n/a
Expenses	(30,399)	(38,298)	(20.6)%
Net Income (Loss)	$(30,399)	$(38,298)	(20.6)%

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

Expenses

Our expenses for the three months ended November 30, 2011 and 2010 consisted of the following:

			Percentage
	Three Months Ended	Three Months Ended	Increase /
	November 30, 2011	November 30, 2010	(Decrease)
Accounting and Audit	$9,616	$9,238	4.1%
Bank Charges and Interest	6,950	4,417	57.3%
Consulting Fees	150	150	0.0%
Depreciation	-	98	(100.0)%
Management Fees	11,250	12,000	(6.3)%
Mineral Property Exploration Costs	2,984	-	100.0%
Office and Administrative	(3,624)	2,769	(230.9)%
Professional Fees	2,044	9,409	(78.3)%
Transfer Agent and Filing Fees	832	-	100.0%
Travel and Promotion	197	172	14.5%
Total Expenses	$30,399	$38,298	(20.6)%

Our operating expenses decreased from $38,298, during the three months ended November 30, 2010, to $30,399, during the three months ended November 30, 2011. The decrease was primarily due to decreases in professional fees, management fees, office and administration and depreciation. This was partially offset by increases in accounting and audit expenses, mineral property exploration costs, bank charges and interest, transfer agent and filing fees and travel and promotion expenses.

Audit and accounting expenses and professional expenses primarily relate to expenses incurred in connection with meeting our ongoing reporting requirements under the Exchange Act.

Management fees consists of fees incurred to our directors and officers.

Mineral exploration costs relate to costs incurred with our preliminary rock sampling program on the Blue Jack Property in November 2011.

If we are able to obtain sufficient financing to proceed with our plan of operation, of which there is no assurance, we expect that our expenses will increase significantly as we engage in mining and exploration activities.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	As at	As at	Increase /
	November 30, 2011	August 31, 2011	(Decrease)
Current Assets	$-	$360	(100.0)%
Current Liabilities	(515,406)	(485,367)	6.2%
Working Capital Deficit	$(515,406)	$(485,007)	6.3%

Cash Flows
	Three Months Ended	Three Months Ended
	November 30, 2011	November 30, 2010
Cash Flows Used In Operating Activities	$(14,888)	$(17,960)
Cash Flows Used in Investing Activities	-	-
Cash Flows Provided By Financing Activities	13,234	18,777
Increase (Decrease) In Cash During Period	$(1,654)	$817

As of November 30, 2011, we had no cash on hand and a working capital deficit of $515,406. The increase in our working capital deficit is primarily a result of: (i) an increase in accounts payable due to a lack of capital to meet our ongoing expenditures; and (ii) the fact that we received $17,630 in short term loans from related parties. The loans bear interest at 10%, are unsecured and due on demand. We have incurred a cumulative net loss of $684,406 for the period from the date of our inception on November 20, 2006 to November 30, 2011 and have not attained profitable operations to date.

Since our inception, we have used our common stock to raise money for our operations and to fund our property acquisitions. We have not obtained profitable operations and are dependent upon obtaining additional financing to pursue our plan of operation.

Future Financings

We currently do not have sufficient financial resources to implement Phase I(a) of our exploration program on the Blue Jack Property. Therefore, we will need to obtain additional financing in order to implement our exploration program on the Blue Jack Property.

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

Our management periodically reviews the carrying value of our investments in mineral leases and claims with internal and external mining related professionals. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and operating a producing mine, the expiration term and ongoing expenses of maintaining mineral properties and the general likelihood that we will continue exploration on such project. We do not set a predetermined holding period for properties with unproven deposits; however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are re-evaluated to determine if future exploration is warranted, whether there has been any impairment in value and that their carrying values are appropriate.

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

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.                CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15(d)-15(e) as of November 30, 2011, (“Evaluation Date”). Based upon that evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended August 31, 2011 (the "2011 Annual Report").

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2011 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended November 30, 2011 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended November 30, 2011 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

As at November 30, 2011, we had no cash on hand. Our ability to implement our exploration program on the Blue Jack Property will be subject to our obtaining additional financing. Our ability to obtain additional financing could be subject to a number of factors outside of our control, including the results from our exploration program, and any unanticipated problems relating to our mineral exploration activities, including environmental assessments and additional costs and expenses that may exceed our current estimates. Our Board of Directors approved an offering of up to $100,000 of 10% convertible notes (the “Offering”) pursuant to Regulation S of the Securities Act of 1933 (the “Securities Act”). If we are unable to obtain additional financing in the amounts and when needed, our business could fail.

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

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5.                OTHER INFORMATION.

None.

ITEM 6.                EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws, as amended.(1)

10.1	Purchase Agreement (Minnie Claim) dated March 28, 2007 between Yaterra and Multi Metal Mining Corp.(1)

10.2	Purchase Agreement (Blue Jack Property) dated August 29, 2008 between Yaterra and Howard V. Metzler. (1)

10.3	Option Agreement (Frances Property) dated July 14, 2009 between Yaterra and Geoffrey Goodall.(2)

10.4	Amendment Agreement (Frances Property) dated October 27, 2009 between Yaterra and Geoffrey Goodall.(3)

Exhibit
Number	Description of Exhibits

10.5	Second Amendment Agreement (Frances Property) dated December 10, 2009 between Yaterra and Geoffrey Goodall.(3)

10.6	Third Amendment Agreement (Frances Property) dated February 11, 2010 between Yaterra and Geoffrey Goodall.(4)

10.7	Fourth Amendment Agreement (Frances Property) dated June 1, 2010 between Yaterra and Geoffrey Goodall. (5)

10.8	Fifth Amendment Agreement (Frances Property) dated for reference September 1, 2010 between Yaterra and Geoffrey Goodall. (7)

10.9	Sixth Amendment Agreement (Frances Property) dated for reference March 15, 2011 between Yaterra and Geoffrey Goodall. (9)

14.1	Code of Ethics.(3)

31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audit Committee Charter.(3)

99.2	Letter of Intent between the Company and Healthcare of Today, Inc. (6)

99.3	Letter of Intent between the Company and NanoCrypt AG.(8)

Notes:
(1)	Previously filed as an exhibit to our Registration Statement on Form S-1 originally filed with the SEC on December 8, 2008, as amended January 8, 2009 and declared effective January 13, 2009.
(2)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on July 16, 2009.
(3)	Previously filed as an exhibit to our Annual Report on Form 10-K filed with the SEC on December 15, 2009.
(4)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on April 19, 2010.
(5)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on July 15, 2010.
(6)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on November 10, 2010.
(7)	Previously filed as an exhibit to our Annual Report on Form 10-K filed with the SEC on December 14, 2010.
(8)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on January 19, 2011.
(9)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on July 20, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YATERRA VENTURES CORP.

Date:	January 25, 2012	By:	/s/ David K. Ryan
DAVID K. RYAN
President, Secretary, Treasurer and Vice President,
Finance
(Principal Executive Officer and Principal Accounting
Officer)