Form 10-Q/A
period 2011-11-30
YATERRA VENTURES CORP.
filed 2012-02-03
CIK 1406588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No.1)

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended November 30, 2011, filed with the Securities and Exchange Commission on January 26, 2012 (the “Original Form 10-Q”), is to furnish Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the financial statements and notes to the financial statements contained in the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

Except as described above, Amendment No. 1 does not modify, amend or update the disclosure made in the Original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6.	EXHIBITS.

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YATERRA VENTURES CORP.

Date:	February 2, 2012	By:	/s/ David K. Ryan
DAVID K. RYAN
President, Secretary, Treasurer and Vice President,
Finance
(Principal Executive Officer and Principal Accounting
Officer)