Form 10-Q
period 2012-02-29
YATERRA VENTURES CORP.
filed 2012-04-23
CIK 1406588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2012

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
As of April 20, 2012, the Registrant had 1,630,000 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended February 29, 2012 are not necessarily indicative of the results that can be expected for the year ending August 31, 2012.

As used in this Quarterly Report, the terms "we,” "us,” "our,” “Yaterra” and the “Company” mean Yaterra Ventures Corp. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

SECOND QUARTER INTERIM CONDENSED FINANCIAL STATEMENTS

SIX MONTHS ENDED FEBRUARY 29, 2012
(Unaudited)
(Stated in U.S. Dollars)

YATERRA VENTURES CORP.
(An Exploration Stage Company)

INTERIM CONDENSED BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	FEBRUARY 29,	AUGUST 31,
	2012	2011

ASSETS

Current
Cash	$1,224	$-
Prepaid expense	-	360
Total Current Assets	1,224	360

Mineral Property Acquisition Costs (Note 4)	22,000	22,000

Total Assets	$23,224	$22,360

LIABILITIES

Current
Excess of checks issued over funds on deposit	$-	$693
Accounts payable and accrued liabilities	166,703	160,548
Amounts payable to related parties (Note 8)	52,250	47,033
Promissory notes payable (Note 5)	279,037	267,500
Promissory notes payable to related parties (Note 6)	23,244	9,593
Convertible notes (Note 9)	47,938	-
Total Current Liabilities	569,172	485,367

STOCKHOLDERS’ DEFICIENCY

Capital Stock (Note 7)
Authorized: 100,000,000 common voting stock with a par value of $0.001 per share 100,000,000 preferred stock with a par value of $0.001 per share – none issued

Issued: 1,630,000 common shares as at August 31, 2011 and February 29, 2012	1,630	1,630

Additional Paid-In Capital	211,544	189,370
Deficit Accumulated During The Exploration Stage	(759,122)	(654,007)
Total Stockholders’ Deficiency	(545,948)	(463,007)

Total Liabilities and Stockholders’ Deficiency	$23,224	$22,360

The accompanying notes are an integral part of these interim condensed financial statements.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

INTERIM CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
	THREE		SIX		INCEPTION
	MONTH PERIODS		MONTH PERIODS		NOVEMBER 20
	TO THE END OF		TO THE END		2006 TO
	FEBRUARY		FEBRUARY		FEBRUARY 29
	2012	2011	2012	2011	2012

Expenses
Accounting and audit	$22,279	$5,348	$31,895	$14,631	$178,537
Bank charges and interest	7,981	5,585	14,931	10,002	57,737
Consulting fees	150	150	300	300	3,050
Depreciation	-	-	-	98	1,184
Finance charges	1,012	-	1,012	-	1,012
Management fees	13,750	12,000	25,000	24,000	220,500
Mineral property exploration costs	-	1,756	2,984	1,756	52,555
Office and administrative	8,510	9,178	4,886	11,947	66,633
Professional fees	11,318	8,954	13,362	18,363	124,118
Transfer agent and filing fees	9,528	3,956	10,360	3,956	34,219
Travel and promotion	188	162	385	334	16,208
Write-off mineral property costs	-	-	-	-	3,369

Net Loss For The Period	$(74,716)	$(47,089)	$(105,115)	$(85,387)	$(759,122)

Basic And Diluted Loss Per Share	$(0.05)	$(0.03)	$(0.06)	$(0.05)

Weighted Average Number Of Common Shares Outstanding	1,630,000	1,630,000	1,630,000	1,630,000

The accompanying notes are an integral part of these interim condensed financial statements.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

INTERIM CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
	SIX		INCEPTION
	MONTH PERIODS		NOVEMBER 20,
	ENDED		2006 TO
	FEBRUARY		FEBRUARY 29,
	2012	2011	2012

Cash (Used In) Operating Activities
Net loss for the period:	$(105,115)	$(85,387)	$(759,122)
Depreciation	-	98	1,184
Finance charges on convertible notes	1,012	-	1,012
Interest accrued on convertible notes	1,048	-	1,048
Interest accrued on promissory notes	12,799	8,969	49,113
Write-off of mineral property acquisition costs	-	-	3,369
Changes in non-cash operating working capital
items:
Accounts payable and accrued liabilities	6,155	9,038	166,703
Amounts payable to related parties	5,217	7,750	52,250
Prepaid expense	360	-	-
	(78,524)	(59,532)	(484,443)
Cash (Used In) Investing Activities
Mineral property acquisition costs	-	(493)	(25,369)
Computer equipment	-	-	(1,184)
	-	(493)	(26,553)
Cash Provided By Financing Activities
Issue of capital stock	-	-	191,000
Promissory notes payable	4,822	57,472	238,712
Repayment of promissory notes	(5,149)	-	(5,149)
Proceeds from promissory notes payable to related parties	17,999	-	27,485
Repayment of promissory notes payable to related parties	(5,283)	-	(7,880)
Convertible notes subscriptions received	68,052	-	68,052
	80,441	57,472	512,220

Increase (Decrease) In Cash	1,917	(2,553)	1,224

(Excess of Checks Issued Over Funds on Deposit) Cash, Beginning Of Period	(693)	51	-

(Excess of Checks Issued Over Funds on Deposit) Cash, End Of Period	$1,224	$(2,502)	$1,224

Supplemental Disclosure Of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

There were no material non-cash financing or investing activities during the periods presented.

The accompanying notes are an integral part of these interim condensed financial statements.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

FEBRUARY 29, 2012
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto included for the fiscal year ended August 31, 2011. The Company assumes that the readers of these interim financial statements herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s financial statements for the fiscal year ended August 31, 2011, has been omitted. The results of operations for the six month period ended February 29, 2012 are not necessarily indicative of results for the entire year ending August 31, 2012.

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

FEBRUARY 29, 2012
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS (Continued)

Going Concern (Continued)

As shown in the accompanying financial statements, the Company has incurred a net loss of $759,122 for the period from November 20, 2006 (inception) to February 29, 2012, and has no sales. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its natural resource properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

FEBRUARY 29, 2012
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

FEBRUARY 29, 2012
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

Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At February 29, 2012, the Company has no common stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

FEBRUARY 29, 2012
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

FEBRUARY 29, 2012
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

FEBRUARY 29, 2012
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

YATERRA VENTURES CORP.
(An Exploration Stage Company)

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

FEBRUARY 29, 2012
(Unaudited)
(Stated in U.S. Dollars)

4.	MINERAL PROPERTIES

	AUGUST 31,		ABANDONED,	FEBRUARY 29,
	2011	ADDITIONS	IMPAIRED	2012
Mineral Property

Blue Jack claims	$16,000	$-	$-	$16,000
Minnie Lode claims	6,000	-	-	6,000

	$22,000	$-	$-	$22,000

	AUGUST 31,		ABANDONED,	AUGUST 31,
	2010	ADDITIONS	IMPAIRED	2011
Mineral Property

Blue Jack claims	$16,000	$-	$-	$16,000
Frances claims	2,362	1,007	(3,369)	-
Minnie Lode claims	6,000	-	-	6,000

	$24,362	$1,007	$(3,369)	$22,000

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

FEBRUARY 29, 2012
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

During the six month period ended February 29, 2012, the Company entered into an additional promissory note agreement, whereby it borrowed an additional $4,822 from an arms’ length party. This note bears interest of 10%, is unsecured and is repayable on demand. Also during this period, the Company paid back $5,149 of a previous year’s note balance. As at February 29, 2012, the promissory notes consist of $230,966 in principal and a total of $48,071 has been accrued as interest.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

FEBRUARY 29, 2012
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

During the six month period ended February 29, 2012, the Company entered into additional promissory note agreements, whereby it borrowed $17,999 from related parties. The Company paid back $4,950 of this balance during the period. These notes bear interest at 10%, are unsecured and are repayable on demand. Also during this period, the Company paid back $333 of previous year’s notes balances. As at February 29, 2012, the promissory notes consist of $22,202 in principal and a total of $1,042 has been accrued as interest.

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

As outlined in Note 9, the embedded beneficial conversion feature relating to the convertible notes of $22,174 was allocated to additional paid in capital from convertible notes.

8.	RELATED PARTY TRANSACTIONS

During the six month period ended February 29, 2012, the Company paid or accrued management fees for services performed in the amount of $23,500 (2011 - $21,000) to directors and also paid or accrued during the period, $1,500 to a member of management (2011 - $3,000).

YATERRA VENTURES CORP.
(An Exploration Stage Company)

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

FEBRUARY 29, 2012
(Unaudited)
(Stated in U.S. Dollars)

8.	RELATED PARTY TRANSACTIONS (Continued)

As at February 29, 2012, a total of $52,250 (August 31, 2011 - $47,033) is owing to a director and two members of management. These amounts are unsecured, do not bear interest and are due on demand.

These transactions were in the normal course of operations and were recorded at their exchange amount, which is the amount of consideration established and agreed to by the related parties.

9.	CONVERTIBLE NOTES

During the six month period ended February 29, 2012, the Company’s Board of Directors approved the offering of up to $100,000 of 10% convertible notes. Each note will be due on December 31, 2014 and bears interest at 10% per annum payable annually. The notes may be converted into common stock of the Company equal to the principal amount of the note divided by 75% of the average trading price of the Company’s common stock for 10 business days prior to the date of conversion (“conversion value”). The Company may elect at its option to pay the interest required annually by an issuance of common stock using the same terms for the conversion of the notes. As at February 29, 2012, the Company has issued $68,052 convertible notes.

In accordance with the provisions of ASC 470-20, Debt, the Company recognized the value of the embedded beneficial conversion feature of $22,174 with the notes. The fair value of the embedded beneficial conversion feature was estimated to be the difference between the conversion value and the carrying value of the debt, based on the underlying estimated fair values of the common stock. The embedded beneficial conversion feature was recorded as a credit to additional paid-in capital. The resulting debt discount is being accreted over the term of the note using the effective interest amortization method. In the event of conversion of the note, the proceeds will be allocated proportionately to the carrying value of the convertible note, additional paid-in capital, and to common stock, consistent with the original allocations between their debt and equity components. To February 29, 2012, the Company has recorded accretion of $1,012 and accrued interest of $1,048.

10.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The Company has no significant commitments or contractual obligations with any parties respecting executive compensation or consulting arrangements. Rental of premises is on a month-to-month basis.

YATERRA VENTURES CORP.
(An Exploration Stage Company)

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

FEBRUARY 29, 2012
(Unaudited)
(Stated in U.S. Dollars)

11.	SEGMENT INFORMATION

The Company has one reportable operating segment, being the acquisition and exploration of mineral properties. Details of identifiable assets by geographic segments are as follows:

MINERAL
PROPERTY
INTERESTS
February 29, 2012
USA	$22,000

August 31, 2011
USA	$22,000

12.	SUBSEQUENT EVENTS

Subsequent to February 29, 2012:

	a)	The Company entered into two promissory note agreements, whereby, it borrowed $6,208 from a related party. The notes bear interest at 10% per annum, are unsecured and are repayable on demand.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

In November 2011, we completed a preliminary rock sampling program on the Blue Jack Property. The results of this initial program indicated that the Blue Jack Property contained anomalous values of rare earth minerals. Based on these results, we plan to commence Phase I of the Blue Jack exploration program in Spring 2012. See “Plan of Operation”.

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

Blue Jack Property

Our plan is to conduct Phase I(a) of our exploration program on the Blue Jack Property in Summer 2012. However, we will require additional financing in order to implement Phase I(a) of our exploration program on the Blue Jack Property. If we are able to raise additional financing, of which there is no assurance, our plan for the Blue Jack Property is as follows:

Phase	Recommended Exploration Program	Estimated Cost	Status
Phase I(a)	Detailed geological mapping and radiometric surveys and soil and rock sampling along grid.	$25,700	To be implemented in Summer 2012, subject to obtaining additional financing.
Phase I(b)	Geophysical survey (IP and magnetometer).	$43,050	Planned for Summer 2012.
Phase II(a)	Trenching and geochemical analysis	$40,500	Dependent on the Results of Phases I(a) and I(b)

We anticipate that we will incur the following expenses over the next twelve months:

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$30,000
Office Expenses	6,000
Consulting Fees	48,000
Phase I Exploration Expenses	68,750
TOTAL	$152,750

To date, we have not earned any revenues and we do not anticipate earning revenues in the near future. As at February 29, 2102, we had $1,224 cash on hand. As such, we do not have sufficient financial resources to meet the anticipated costs of completing our exploration program for the Blue Jack Property. Accordingly, we will need to obtain additional financing in order to complete our plan of operation and meet our current obligations as they come due. Our Board of Directors approved an offering of up to $100,000 of 10% convertible notes (the “Offering”) pursuant to Regulation S of the Securities Act. As at February 29, 2012, we have issued $68,052 of convertible notes. Completion of the Offering is subject to a number of factors outside of our control, including the results from our exploration program, and any unanticipated problems relating to our mineral exploration activities, such as environmental assessments and additional costs and expenses that may exceed our current estimates. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us in which case our business will fail.

RESULTS OF OPERATIONS

Three and Six Months Summary

	Three Months Ended		Percentage	Six Months Ended		Percentage
	February 29,	February 28,	Increase /	February 29,	February 28,	Increase /
	2012	2011	(Decrease)	2012	2011	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a
Expenses	(74,716)	(47,089)	58.7%	(105,115)	(85,387)	23.1%
Net Loss	$(74,716)	$(47,089)	58.7%	$(105,115)	$(85,387)	23.1%

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

Expenses

Our expenses for the three and six months ended February 29, 2012 and the three and six months ended February 28, 2011 consisted of the following:

	Three	Three
	Months	Months		Six Months	Six Months
	Ended	Ended	Percentage	Ended	Ended	Percentage
	February 29,	February 28,	Increase /	February 29,	February 28,	Increase /
	2012	2011	(Decrease)	2012	2011	(Decrease)
Accounting and Audit	$22,279	$5,348	316.6%	$31,895	$14,631	118.0%
Bank Charges and Interest	7,981	5,585	42.9%	14,931	10,002	49.3%
Consulting Fees	150	150	0.0%	300	300	0.0%
Depreciation	-	-	n/a	-	98	(100.0)%
Finance Charges	1,012	-	100.0%	1,012	-	100.0%
Management Fees	13,750	12,000	14.6%	25,000	24,000	4.2%
Mineral Property Exploration Costs	-	1,756	(100.0)%	2,984	1,756	69.9%
Office and Administrative	8,510	9,178	(7.3)%	4,886	11,947	(59.1)%
Professional Fees	11,318	8,954	26.4%	13,362	18,363	(27.2)%
Transfer Agent and Filing Fees	9,528	3,956	140.8%	10,360	3,956	161.9%
Travel and Promotion	188	162	16.0%	385	334	15.3%
Total Expenses	$74,716	$47,089	58.7%	$105,115	$85,387	23.1%

Our operating expenses increased from $47,089, during the three months ended February 28, 2011, to $74,716, during the three months ended February 29, 2012. The increase was primarily due to increases in accounting and audit expenses, bank charges and interest, finance charges, management fees, professional fees, transfer agent filing fees and travel and promotion. This was partially offset by a decrease in office and administrative expenses.

Our operating expenses increased from $85,387, during the six months ended February 28, 2011, to $105,115, during the six months ended February 29, 2012. The increase was primarily due to increases in accounting and audit expenses, bank charges and interest, finance charges, management fees, mineral property exploration costs, transfer agent and filing fees and travel and promotion. This was partially offset by decreases in depreciation, office and administrative expenses and professional fees.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	As at	As at	Increase /
	February 29, 2012	August 31, 2011	(Decrease)
Current Assets	$1,224	$360	240.0%
Current Liabilities	(569,172)	(485,367)	17.3%
Working Capital Deficit	$(567,948)	$(485,007)	17.1%

Cash Flows
	Six Months Ended	Six Months Ended
	February 29, 2012	February 28, 2011
Cash Flows (Used In) Operating Activities	$(78,524)	$(59,532)
Cash Flows (Used In) Investing Activities	-	(493)
Cash Flows Provided By Financing Activities	80,441	57,472
Increase (Decrease) In Cash During Period	$1,917	$(2,553)

As of February 29, 2012, we had $1,224 cash on hand and a working capital deficit of $567,948. The increase in our working capital deficit is primarily a result of: (i) an increase in accounts payable due to a lack of capital to meet our ongoing expenditures; (ii) the fact that we received $17,999 in short term loans from related parties, which bears interest at 10%, are unsecured and due on demand; and (iii) the fact that we issued $68,052 of convertible notes. We have incurred a cumulative net loss of $759,122 for the period from the date of our inception on November 20, 2006 to February 29, 2012 and have not attained profitable operations to date.

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

On December 9, 2011, our Board of Directors approved an offering of up to $100,000 of 10% convertible notes (the “Offering”). The Offering will be completed pursuant to Regulation S of the Securities Act to persons who are not U.S. Persons as contemplated under Regulation S. The proceeds of the Offering will be used to fund our business and for working capital purposes. As at February 29, 2012, we have issued $68,052 of convertible notes. There is no assurance that the Offering will be completed on the above terms or at all.

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

ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.               CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15(d)-15(e) as of February 29, 2012, (“Evaluation Date”). Based upon that evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended August 31, 2011 (the "2011 Annual Report").

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2011 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended February 29, 2012 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended February 29, 2012 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

As at February 29, 2012, we had $1,224 cash on hand. Our ability to implement our exploration program on the Blue Jack Property will be subject to our obtaining additional financing. Our ability to obtain additional financing could be subject to a number of factors outside of our control, including the results from our exploration program, and any unanticipated problems relating to our mineral exploration activities, including environmental assessments and additional costs and expenses that may exceed our current estimates. Our Board of Directors approved an offering of up to $100,000 of 10% convertible notes (the “Offering”) pursuant to Regulation S of the Securities Act of 1933 (the “Securities Act”). As at February 29, 2012, we have issued $68,052 of convertible notes. If we are unable to obtain additional financing in the amounts and when needed, our business could fail.

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

Subject to escrow, our President, Secretary, Treasurer and Director, Cedric Atkinson, owns 55.2% of our outstanding common stock. As such, investors may find that future corporate decisions controlled by Mr. Atkinson are inconsistent with the interests of other stockholders.

David K. Ryan our former President, Secretary, Treasurer and Vice-President Finance, entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Cedric Atkinson, our President, Secretary, Treasurer and Director, for the sale Mr. Ryan’s 900,000 shares of our common stock (the “Shares”). Mr. Atkinson will pay Mr. Ryan $120,000 for the Shares, of which $50,000 was paid upon signing. The Shares will be held in escrow and Mr. Ryan retains the right to vote the Shares until Mr. Atkinson pays Mr. Ryan the remaining $75,000, which is due by June 1, 2012.

Subject to escrow, Mr. Atkinson, will control 55.2% of our issued and outstanding shares of common stock. Accordingly, in accordance with our Articles of Incorporation and Bylaws, Mr. Atkinson will be able to control who is elected to our board of directors and thus could act, or could have the power to act, as our management. Since Mr. Atkinson is not simply a passive investor, but is also our principal executive officer, his interests as an executive officer may, at times, be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon Mr. Atkinson exercising, in a manner fair to all of our shareholders, his fiduciary duties as an officer or as a member of our board of directors. Also, due to his stock ownership position, Mr. Atkinson will have: (i) the ability to control the outcome of most corporate actions requiring stockholder approval, including amendments to our Articles of Incorporation; (ii) the ability to control corporate combinations or similar transactions that might benefit minority stockholders which may be rejected by Mr. Atkinson to their detriment, and (iii) control over transactions between him and Yaterra.

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

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.               MINE SAFETY DISCLOSURES

None.

ITEM 5.               OTHER INFORMATION.

None.

ITEM 6.               EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws, as amended.(1)

10.1	Purchase Agreement (Minnie Claim) dated March 28, 2007 between Yaterra and Multi Metal Mining Corp.(1)

10.2	Purchase Agreement (Blue Jack Property) dated August 29, 2008 between Yaterra and Howard V. Metzler. (1)

10.3	Option Agreement (Frances Property) dated July 14, 2009 between Yaterra and Geoffrey Goodall.(2)

10.4	Amendment Agreement (Frances Property) dated October 27, 2009 between Yaterra and Geoffrey Goodall.(3)

10.5	Second Amendment Agreement (Frances Property) dated December 10, 2009 between Yaterra and Geoffrey Goodall.(3)

10.6	Third Amendment Agreement (Frances Property) dated February 11, 2010 between Yaterra and Geoffrey Goodall.(4)

10.7	Fourth Amendment Agreement (Frances Property) dated June 1, 2010 between Yaterra and Geoffrey Goodall. (5)

10.8	Fifth Amendment Agreement (Frances Property) dated for reference September 1, 2010 between Yaterra and Geoffrey Goodall. (7)

10.9	Sixth Amendment Agreement (Frances Property) dated for reference March 15, 2011 between Yaterra and Geoffrey Goodall. (9)

14.1	Code of Ethics.(3)

31.1	Certification of Principal Executive Officer and Principal Accounting Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description of Exhibits

32.1	Certification of Principal Executive Officer and Principal Accounting Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audit Committee Charter.(3)

99.2	Letter of Intent between the Company and Healthcare of Today, Inc. (6)

99.3	Letter of Intent between the Company and NanoCrypt AG.(8)

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Notes:

(1)	Previously filed as an exhibit to our Registration Statement on Form S-1 originally filed with the SEC on December 8, 2008, as amended January 8, 2009 and declared effective January 13, 2009.
(2)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on July 16, 2009.
(3)	Previously filed as an exhibit to our Annual Report on Form 10-K filed with the SEC on December 15, 2009.
(4)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on April 19, 2010.
(5)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on July 15, 2010.
(6)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on November 10, 2010.
(7)	Previously filed as an exhibit to our Annual Report on Form 10-K filed with the SEC on December 14, 2010.
(8)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on January 19, 2011.
(9)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on July 20, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YATERRA VENTURES CORP.

Date: April 23, 2012	By:	/s/ Cedric Atkinson
CEDRIC ATKINSON
President, Secretary and Treasurer
(Principal Executive Officer and Principal Accounting Officer)