Form 10-Q
period 2012-05-31
YATERRA VENTURES CORP.
filed 2012-08-13
CIK 1406588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

COMMISSION FILE NUMBER: 000-53556

YATERRA VENTURES CORP.

(Exact name of registrant as specified in its charter)

NEVADA	75-3249571
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1120 Slide Road No. 30
Lubbock, TX	79416
(Address of principal executive offices)	(Zip Code)

(214) 736-3321

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

☒Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒Yes      ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐       No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
As of August 13, 2012, the Registrant had 14,130,000 shares of common stock outstanding .

PART I - FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended May 31, 2012 are not necessarily indicative of the results that can be expected for the year ending August 31, 2012.

As used in this Quarterly Report, the terms "we,” "us,” "our,” “Yaterra” and the “Company” mean Yaterra Ventures Corp. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

YATERRA VENTURES CORP.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	MAY 31,	AUGUST 31,
	2012	2011

ASSETS
Current Assets:
Cash	$126	$-
Deposits	25,000	360
Total Current Assets	25,126	360

Mineral property acquisition costs	22,000	22,000

Total Assets	$47,126	$22,360

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	189,484	161,241
Amounts payable to related parties	72,250	47,033
Accrued interest	60,497	36,207
Accrued interest on related party notes	1,488	107
Short-term debt	925,041	231,293
Short-term debt to related party	27,024	9,486
Convertible notes	13,334	-
Derivative liabilities	59,962	-
Total Current Liabilities	1,349,080	485,367

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 100,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 14,130,000 and 1,630,000 shares issued and outstanding	14,130	1,630
Additional paid-in capital	(496,186)	189,370
Deficit accumulated during the exploration stage	(819,898)	(654,007)
Total Stockholders’ Deficit	(1,301,954)	(463,007)

Total Liabilities and Stockholders’ Deficit	$47,126	$22,360

The accompanying notes are an integral part of these unaudited consolidated financial statements.

YATERRA VENTURES CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					NOVEMBER 20,
					2006
	THREE		NINE		(INCEPTION)
	MONTHS ENDED		MONTHS ENDED		THROUGH
	MAY 31,		MAY 31,		MAY 31
	2012	2011	2012	2011	2012

Operating Expenses
Selling, general, and administrative	$(6,159)	$7,345	$9,472	$23,680	$112,084
Mineral property costs	-	-	2,984	1,756	55,924
Professional fees	19,612	9,849	65,169	43,143	325,317
Management compensation	27,699	12,000	52,699	36,000	248,199
Total Operating Expenses	41,152	29,194	130,324	104,579	741,524

Other Income (Expenses)
Gain on change in fair value of derivatives	3,327	-	3.327	-	3,327
Interest expense	(22,250)	(6,363)	(38,895)	(16,365)	(81,701)
Total Other Expenses	(18,923)	(6,363)	(35,568)	(16,365)	(78,374)

Net Loss	$(60,075)	$(35,557)	$(165,892)	$(120,944)	$(819,898)

Net Loss Per Share – Basic and Diluted	$(0.02)	$(0.02)	$(0.08)	$(0.07)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	2,988,696	1,630,000	2,086,204	1,630,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

YATERRA VENTURES CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			NOVEMBER 20,
			2006
	NINE		(INCEPTION)
	MONTHS ENDED		THROUGH
	MAY 31,		MAY 31,
	2012	2011	2012

Cash Flows from Operating Activities
Net loss	$(165,892)	$(120,944)	$(819,898)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	98	1,184
Amortization of debt discounts	8,623	-	8,623
Gain on change in fair value of derivatives	(3,327)	-	(3,327)
Stock-based compensation	7,699	-	7,699
Write-off of mineral property acquisition costs	-	-	3,369
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	42,684	36,324	240,238
Amounts payable to related parties	26,635	12,250	73,668
Prepaid expenses	360	(2,500)	-
Net cash used in operating activities	(83,218)	(74,772)	(488,444)

Cash Flows from Investing Activities
Mineral property acquisition costs	-	(493)	(25,369)
Computer equipment	-	-	(1,184)
Net cash used in investing activities	-	(493)	(26,553)

Cash Flows from Financing Activities
Issue of common stock for cash	-	-	191,000
Proceeds from debt	71,715	75,051	305,605
Repayment of debt	(76,310)	(2,597)	(78,907)
Proceeds from related party debt	26,317	-	35,803
Repayment of related party debt	(6,378)	-	(6,378)
Proceeds from convertible notes	68,000	-	68,000
Net cash provided by financing activities	83,344	72,454	515,123

Net Increase (Decrease) In Cash	126	(2,811)	126
Cash at the beginning of the period	-	51	-
Cash at the end of the period	$126	$(2,760)	$126

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	-	-	-

Non-Cash Investing and Financing Activities
Common shares issued for the acquisition of Pure Spectrum Oil, Inc.	$680,755	$-	$680,755
Debt discounts due to beneficial conversion features	63,289	-	63,289

The accompanying notes are an integral part of these unaudited consolidated financial statements.

YATERRA VENTURES CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. These consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto included for the fiscal year ended August 31, 2011. The Company assumes that the readers of these interim financial statements herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s financial statements for the fiscal year ended August 31, 2011, has been omitted. The results of operations for the nine month period ended May 31, 2012 are not necessarily indicative of results for the entire year ending August 31, 2012.

Organization

Yaterra Ventures Corp. (“the Company”) was incorporated in Nevada on November 20, 2006.

On May 21, 2012, the Company acquired 100% of Pure Spectrum Oil, Inc., a company incorporated in Nevada in exchange for 2,500,000 shares  and the assumption of accounts payable of $9,803 and notes payable of $695,952. In addition, a payable owed by Pure Spectrum Oil totaling $25,000 was forgiven in the acquisition. As a result of the acquisition of the Pure Spectrum Oil shares, the Company is now in the business of oil and gas exploration.

The Company and Pure Spectrum Oil were under common control as of the date of the acquisition. On December 5, 2011, Cedric Atkinson (the Chief Executive Officer of the Company) acquired control of Pure Spectrum, Inc. (the parent of Pure Spectrum Oil) through the acquisition of Series B voting preferred stock in Pure Spectrum, Inc. The acquisition of these Series B preferred shares provided Cedric Atkinson with majority ownership in Pure Spectrum, Inc. In addition, on March 2, 2012, Cedric Atkinson obtained control of Yaterra Ventures, Corp. through the purchase of 900,000 common shares from the previous owner of the Company. Accordingly, for accounting purposes, the acquisition of Pure Spectrum is being accounted for at historical carrying values. The Chief Executive Officer and controlling shareholder of the Company is also the Chief Executive Officer and controlling shareholder of Pure Spectrum.  Transfers or exchanges of equity instruments between entities under common control are recorded at the carrying amount of the transferring entity at the date of transfer with no goodwill or other intangible assets recognized.  Our consolidated financial statements and reported results of operations reflect the Pure Spectrum Oil carryover values, and our reported results of operations and stockholders’ equity have been retroactively restated for all periods presented to reflect the operations of Pure Spectrum Oil and the Company as if the acquisition had occurred on March 2, 2012, the date the Company and Pure Spectrum Oil commenced common control.  All intercompany accounts and balances have been eliminated in consolidation.

Exploration Stage Activities

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. The Company was formed for the purpose of acquiring exploration and development stage natural resource properties. The Company has not commenced business operations. The Company is an exploration stage company in accordance with FASB ASC 915, Development Stage Entities.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

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

The Company classified the fair value of its derivative liabilities related to conversion options on outstanding debt as Level 3. The following is a reconciliation of the conversion option liability for which Level 3 inputs were used in determining fair value:

MAY 31,
2012
Beginning balance, September 1, 2011	$-

Initial recognition of derivatives	63,289
Change in fair value of derivatives	(3,327)
Transfers in or out of level 3 classification	-

Ending balance, May 31, 2012	$59,962

During the nine ended May 31, 2012, the company recorded a gain on the change in the fair value of derivatives of $3,327.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $819,898 for the period from November 20, 2006 (inception) to May 31, 2012, and has no sales. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its natural resource properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates.

NOTE 3. DEPOSIT

During the nine month period ended May 31, 2012, the Company deposited $25,000 with the Railroad Commission of Texas for the right to acquire and hold drilling permits in the state.

NOTE 4. MINERAL PROPERTIES

Mineral properties consisted of the following as of May 31, 2012 and August 31, 2011:

	MAY 31,	AUGUST 31,
	2012	2011
Mineral Property
Blue Jack claims	$16,000	$16,000
Minnie Lode claims	6,000	6,000

	$22,000	$22,000

During the year ended August 31, 2007, the Company entered into a purchase agreement to acquire an undivided 100% interest in a mineral claim (known as the “Minnie Lode Claims”) located in the Leecher Creek Mining District, Okanogan County, Washington. The consideration was $6,000 cash (paid) on execution of the agreement.

During the year ended August 31, 2009, the Company entered into a purchase agreement to acquire an undivided interest in a series of ten mineral claims (collectively referred to as the “Blue Jack Claims”) located in Humboldt County, Nevada. The consideration was $16,000 (paid) on execution of the agreement.

NOTE 5. PROMISSORY NOTES PAYABLE

During the nine month period ended May 31, 2012, the Company borrowed $71,715 from third parties, net of debt-purchase agreements which changed ownership of already outstanding debt debts but not the terms of the debt. These notes bear interest of 10%, are unsecured and are repayable on demand. Also during this period, the Company made payments aggregating $76,310 on its third party debt. As of May 31, 2012, the promissory notes consist of $229,089 in principal and a total of $56,569 has been accrued as interest.

In connection with the acquisition of Pure Spectrum Oil, the Company assumed promissory notes payable aggregating $695,952 (see Note 1). These notes are unsecured, bear interest at 21% per annum and matured between July 2009 and January 2012. As of May 31, 2012, these notes were past due and due on demand.

NOTE 6. PROMISSORY NOTES PAYABLE TO RELATED PARTIES

During the nine month period ended May 31, 2012, the Company borrowed $26,317 from related parties. The Company paid back $6,378 of its related party notes during the period. These notes bear interest at 10%, are unsecured and are repayable on demand. As of May 31, 2012, the promissory notes consist of $27,024 in principal and a total of $1,488 has been accrued as interest.

NOTE 7. CONVERTIBLE NOTES

During the nine month period ended May 31, 2012, the Company borrowed $68,000 under 10% convertible notes, due on December 31, 2014. The notes may be converted into common stock equal to the principal amount of the note divided by 75% of the average trading price for 10 business days prior to the date of conversion. Upon conversion, the Company may elect to pay accrued interest by issuance of common stock using the same terms for the conversion of the notes.

In accordance with the provisions of ASC 470-20, Debt with Conversion and Other Options, the Company recognized a derivative liability associated with the debt of $63,289 and a corresponding debt discount of $63,289. The fair value of the derivative liability was calculated using a Black-Scholes pricing model, based on the underlying estimated fair values of the common stock. The resulting debt discount is being accreted over the term of the note using the effective interest amortization method. In the event of conversion of the note, the proceeds will be allocated proportionately to the carrying value of the convertible note, additional paid-in capital, and to common stock, consistent with the original allocations between their debt and equity components. At May 31, 2012, the Company has recorded amortization of $8,623 on the discount and accrued interest of $2,761.

NOTE 8. RELATED PARTY TRANSACTIONS

During the nine month period ended May 31, 2012, the Company paid or accrued management fees for services valued at $23,500 to directors and also paid or accrued $1,500 to a member of management.

As at May 31, 2012, a total of $72,250 is owing to a director and two members of management. These amounts are unsecured, do not bear interest and are due on demand.

NOTE 9. STOCKHOLDERS’ EQUITY

As outlined in Note 10, the Company issued in advance 10,000,000 common shares to the new CEO of the company during the nine months ended May 31, 2012. The fair value of the grant was determined to be $281,008 and through May 31, 2012, $1,540 was recognized as stock-based compensation. The remaining $279,469 will be expensed over the remaining vesting period.

As outlined in Note 1, the Company issued 2,500,000 common shares for the acquisition of Pure Spectrum Oil, Inc. on May 15, 2012. The shares were valued at the carryover value of the net liabilities assumed of $680,755.

 NOTE 10. COMMITMENTS AND CONTRACTUAL OBLIGATIONS

On May 15, 2012, the Company reserved 1,000,000 Series A Preferred Shares to be held in escrow and to be issued to the new CEO after the closing of the Pure Spectrum purchase and the completion of a 2 year term.  The stock purchase agreement is the sale of the old CEO’s Company stock to the new CEO. The fair value of the grant was determined to be $281,008 and is being expensed over the vesting period of 2 years. The Company has accrued $6,159 in stock-based compensation related to this award during the nine months ended May 31, 2012.

Additionally, on May 15, 2012, the Company approved executive compensation shares to be issued to two directors.  Each director will be paid 20,000 common shares for each fiscal quarter in which the Company’s Form 10Q is timely filed and 15,000 shares for each fiscal quarter in which the Company’s Form 10Q is filed after an extension is filed. As of August 13, 2012, no shares have been earned under these agreements.

On May 21, 2012, the Company entered into an agreement for a five year term, effective May 1, 2012, with the new CEO receiving for his services $20,000 per month and 10,000,000 common shares which will vest 2,000,000 shares per annum upon completion of each 12 months term of service. The fair value of the grant was determined to be $281,008 and through May 31, 2012, $1,540 was recognized as stock-based compensation. The remaining $279,469 will be expensed over the remaining vesting period.

The company has no other significant commitments or contractual obligations with any other parties respecting executive compensation or consulting agreements. Rental of premises is on a month-to-month basis.

NOTE 11. SUBSEQUENT EVENTS

Subsequent to May 31, 2012:

a) The Company entered into three promissory note agreements, whereby, it borrowed $185 from a related party. The notes bear interest at 10% per annum, are unsecured and are repayable on demand.

b) The Company borrowed a total of $67,500 under four convertible promissory note agreements.  One note will be due on December 1, 2012, two notes will be due December 14, 2012 and the fourth note will be due on January 12, 2013.  Each note can be converted beginning 180 after the issue date by the lender.  The notes will bear interest at 8% per annum payable annually and may be converted into common stock of the Company at 50% discount to the “Fair market value” but not less than $0.001.  “Fair Market Value”: on a date shall be the lessor of: (i) the closing bid price for the date immediately preceding the date of conversion excluding any trades which are not bona fide arm’s length transactions or (ii) the average of the last five trading days closing volume weighted average price.  The Company may elect at its option to pay the interest required annually by an issuance of common shares using the same terms for the conversion of the notes.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report constitute "forward-looking statements.” These statements, identified by words such as “plan,” "anticipate,” "believe,” "estimate,” "should,” "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption, “Part II - Item 1A. Risk Factors,” and elsewhere in this Quarterly Report.

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

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. Currently, we hold a 100% interest in two mineral properties that we call the “Blue Jack Property” and the “Minnie Claim”. The Blue Jack Property is comprised of 10 mineral claims covering approximately 206 acres in Humboldt County, Nevada. The Minnie Claim covers an area of approximately 20 acres in the Leecher Creek Mining Division, Washington State. We plan to focus our resources on the Blue Jack Property in order to assess whether it possesses mineral deposits of gold, silver, copper and rare earth minerals capable of commercial extraction.

In November 2011, we completed a preliminary rock sampling program on the Blue Jack Property. Based on these results, we planned to commence Phase I of the Blue Jack exploration program in Spring 2012. See “Plan of Operation”.

In May 2012, the Company entered into a purchase agreement to acquire 100% of the issued and outstanding shares of PureSpectrum Oil and Gas, Inc., a Nevada Corporation (“PureSpectrum”). The consideration for such transaction was the issuance of 2,500,000 shares of Yaterra common stock to the parent entity of PureSpectrum, and Yaterra’s assumption of $695,952 in PureSpectrum’s liabilities. Management determined that it would be in the best interests of the Company to change its business model and focus its further operations in the Oil and Gas industry.

INTRODUCTION

We are an oil and gas exploration, development and production company. The immediate focus is to purchase existing production from established producing operators as a base to begin the building process. The initial area of activity will be Texas, with New Mexico, Northern Louisiana, Oklahoma and Pennsylvania as secondary areas of interest. The intermediate goal is to utilize positive cash flows generated from production to perform workovers, recompletions and engage in risk-adjusted developmental drilling.

We believe that the current situation in the oil and gas industry, and the opportunities presented by it, offer an extremely favorable window of opportunity that must be acted upon now. Favorable industry fundamentals, including soft crude oil and soft natural gas prices, advances in drilling, completion and fracture stimulation techniques, coupled with ready access to infrastructure will allow the Company to pursue several attractive oil investment opportunities.

We intend to only acquire oil and gas reserves at a purchase price that is expected to result in a profitable operation assuming no further increase in oil and gas prices. We intend to acquire properties that offer two to three years of development drilling opportunities. The potential for increasing revenue and profitability include aggressively pursuing this low risk strategy to increase reserves and production of crude oil and natural gas onshore in the USA. We plan to develop low cost reserves by exploiting mature reserves and finding new reserves in existing producing areas, adjacent to existing infrastructure. We plan to do workovers of existing wells, recompletions in zones behind the pipe and additional development drilling.

We have a limited operating history of oil and gas production and no proven reserves. We have not earned any revenues to date. Management cannot provide any assurances that the Company will ever operate profitably. Our longer-term success depends on, among many other factors, the production of grade oil and gas properties and on the prevailing sales prices for oil and natural gas along with associated operating expenses. The volatile nature of the energy markets makes it difficult to estimate future prices of oil and natural gas; however, any prolonged period of depressed prices would have a material adverse effect on our results of operations and financial condition.

PLAN OF OPERATION

During the next twelve months and subject to our ability to obtain additional financing, we intend to purchase existing production with identifiable upside to establish cash flow, and effectively manage, enhance and further develop those reserves and continually enlarge them. In addition, we intend to reevaluate the Blue Jack Property Phase I (a) plan in the fourth quarter, to determine the viability of the proposed plan. After our evaluation we then determine if we should proceed, pursue a Joint Venture or sell our existing claims.    To date, we have not earned any revenues and we do not anticipate earning revenues in the near future.

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

As at May 31, 2102, we had $126 cash on hand. As such, we do not have sufficient financial resources to meet the anticipated costs of completing our exploration program for the Blue Jack Property. Accordingly, we will need to obtain additional financing in order to complete our plan of operation and meet our current obligations as they come due. Our Board of Directors approved an offering of up to $100,000 of 10% convertible notes (the “Offering”) pursuant to Regulation S of the Securities Act. As at May 31, 2012, we have issued $68,365 of convertible notes. Completion of the Offering is subject to a number of factors outside of our control, including the results from our exploration program, and any unanticipated problems relating to our mineral exploration activities, such as environmental assessments and additional costs and expenses that may exceed our current estimates. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us in which case our business will fail.

RESULTS OF OPERATIONS

Three and Nine Months Summary

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	May 31,	May 31,	Increase /	May 31,	May 31,	Increase /
	2012	2011	(Decrease)	2012	2011	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a
Expenses	(60,075)	(35,557)	68.9%	(165,892)	(120,944)	37.2%
Net Loss	$(60,075)	$(35,557)	68.9%	$(165,892)	$(120,944)	37.2%

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

Expenses

Our expenses for the three and nine months ended May 31, 2012 and the three and nine months ended May 31, 2011 consisted of the following:

	Three	Three
	Months	Months		Nine Months	Nine Months
	Ended	Ended	Percentage	Ended	Ended	Percentage
	May 31,	May 31,	Increase /	May 31,	May 31,	Increase /
	2012	2011	(Decrease)	2012	2011	(Decrease)
Selling, general, and administrative	$(6,159)	$7,345	(183.9)%	$9,472	$23,680	(60.0)%
Mineral property costs	-	-	0.0%	2,984	1,756	69.9%
Professional fees	19,612	9,849	99.1%	65,169	43,143	51.1%
Management compensation	27,699	12,000	130.8%	52,699	36,000	46.4%
Total Operating Expenses	$41,152	$29,914	26.5%	$130,324	$104,579	24.6%

Gain on fair value of derivatives	(3,327)	-	100.0%	(3,327)	-	100.0%
Interest Expense	22,250	6,363	249.7%	38,895	16,365	137.7%
Net Loss	$60,075	$35,557	69.0%	$165,892	$120,944	37.2%

Our operating expenses increased from $29,914, during the three months ended May 31, 2011, to $41,152, during the three months ended May 31, 2012. The increase was primarily due to increases in professional fees and management compensation as a result of hiring of a new CEO during the period, which were offset by decreases in selling, general, and administrative expenses.

Our operating expenses increased from $104,579, during the nine months ended May 31, 2011, to $130,324, during the nine months ended May 31, 2012. The increase was primarily due to increases in professional fees and management compensation as a result of hiring of a new CEO during the period, which were offset by decreases in selling, general, and administrative expenses.

Professional Fees expenses primarily relate to expenses incurred in connection with meeting our ongoing reporting requirements under the Exchange Act, and consist of accounting and audit expenses, consulting expenses, and legal expenses.

Management Fees consists of salaries paid to our executive directors and officers, as well as stock-based compensation related to stock grants.

Mineral Property Exploration Costs relate to costs incurred with our preliminary rock sampling program on the Blue Jack Property in November 2011.

If we are able to obtain sufficient financing to proceed with our plan of operation, of which there is no assurance, we expect that our expenses will increase significantly as we engage in mining and exploration activities.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	As at	As at	Increase /
	May 31, 2012	August 31, 2011	(Decrease)
Current Assets	$25,126	$360	6879.4%
Current Liabilities	(1,349,080)	(485,367)	178.0%
Working Capital Deficit	$(1,323,954)	$(485,007)	173.0%

Cash Flows
	Nine Months Ended	Nine Months Ended
	May 31, 2012	May 31, 2011
Cash Flows (Used In) Operating Activities	$(83,218)	$(74,772)
Cash Flows (Used In) Investing Activities	-	(493)
Cash Flows Provided By Financing Activities	83,344	72,454
Increase (Decrease) In Cash During Period	$126	$(2,811)

As of May 31, 2012, we had $126 cash on hand and a working capital deficit of $1,323,954. The increase in our working capital deficit is primarily a result of: (i) an increase in debt payable of $695,952 from the acquisition of Pure Spectrum, Inc. (ii) an increase in accounts payable due to a lack of capital to meet our ongoing expenditures; (iii) the fact that we received $26,317 in short term loans from related parties, which bears interest at 10%, are unsecured and due on demand; and (iiii) the fact that we issued $68,000 of convertible notes. We have incurred a cumulative net loss of $819,898 for the period from the date of our inception on November 20, 2006 to May 31, 2012 and have not attained profitable operations to date.

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

On December 9, 2011, our Board of Directors approved an offering of up to $100,000 of 10% convertible notes (the “Offering”). The Offering will be completed pursuant to Regulation S of the Securities Act to persons who are not U.S. Persons as contemplated under Regulation S. The proceeds of the Offering will be used to fund our business and for working capital purposes. As of May 31, 2012, we have issued $68,000 of convertible notes. There is no assurance that the Offering will be completed on the above terms or at all.

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

ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.               CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15(d)-15(e) as of May 31, 2012, (“Evaluation Date”). Based upon that evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended August 31, 2011 (the "2011 Annual Report").

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2011 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended May 31, 2012 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended May 31, 2012 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.               LEGAL PROCEEDINGS.

None.

ITEM 1A.             RISK FACTORS.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.               MINE SAFETY DISCLOSURES

None.

ITEM 5.               OTHER INFORMATION.

None.

ITEM 6.               EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit No.	Description
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

* Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YATERRA VENTURES CORP.

Date: August 13, 2012	By:	/s/ Cedric Atkinson
CEDRIC ATKINSON
President, Secretary and Treasurer
(Principal Executive Officer and Principal Accounting Officer)