Form 10-Q/A
period 2012-05-31
YATERRA VENTURES CORP.
filed 2012-09-13
CIK 1406588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Large accelerated filer	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]     No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of August 13, 2012, the Registrant had 69,856,097 shares of common stock outstanding.

Explanatory Note

          This Amendment No. 1 on Form 10-Q/A is being filed solely to correct the number of shares outstanding on the cover page of the registrant’s Form 10-Q for the period ended May 31, 2012 (the “Initial Form 10-Q”) filed with the Securities and Exchange Commission (the “SEC”) on August 13, 2012. No other changes have been made to the Initial Form 10-Q, whether to update the Initial Form 10-Q to reflect events occurring subsequent to the filing of the Initial Form 10-Q or otherwise. As required by applicable SEC regulations, Exhibits 31.1 and 32.1 are being re-filed with this amendment.

ITEM 6.    EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit	Description
No.

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

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

YATERRA VENTURES CORP.

Date: August 30, 2012	By:	/s/ Cedric Atkinson
CEDRIC ATKINSON
President, Secretary and Treasurer
(Principal Executive Officer and Principal
Accounting Officer)