Form 10-K
period 2012-08-31
YATERRA VENTURES CORP.
filed 2013-11-22
CIK 1406588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2012

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

(416) 792 - 5555
Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act: N/A.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 Par Value Per Share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on it’s corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $482,658 as of February 29, 2013 based on a price of $0.0029, being the last price at which the registrant sold shares of its common stock prior to that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of November 20, 2013, the Registrant had 1,588,288,119 shares of common stock outstanding.

YATERRA VENTURES CORP.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED AUGUST 31, 2012
TABLE OF CONTENTS

		PAGE
PART I		3

ITEM 1.	BUSINESS	3
ITEM 1A.	RISK FACTORS
ITEM 2.	PROPERTIES	8
ITEM 3.	LEGAL PROCEEDINGS	14
ITEM 4.	MINE SAFETY DISCLOSURE	14

PART II		15

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	18
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.	17
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.	22
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	31
ITEM 9A.	CONTROLS AND PROCEDURES	32
ITEM 9B.	OTHER INFORMATION	33

PART III		34

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.	34
ITEM 11.	EXECUTIVE COMPENSATION.	36
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	38
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.	39
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.	41
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.	41
SIGNATURES		43

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

As used in this Annual Report, the terms “we”, “us”, “our”,  and the “Company” refer to Yaterra Ventures Corp., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

ITEM 1.	BUSINESS.

General

We were incorporated on November 20, 2006 in Nevada.

Until May 2012 we were an exploration stage company engaged in the acquisition and exploration of oil, gas and minerals. In connection with the share exchange that occurred in May 2012, we expanded our operations to include oil and gas exploration. We primarily concentrate on the acquisition of hydrocarbon leases, interests and properties in the Permian Basin and the Bend Arch-Fort Worth Basin. Currently, we hold a 100% interest in two mineral properties that we call the “Blue Jack Property” and the “Minnie Claim”. The Blue Jack Property is comprised of 10 mineral claims covering approximately 206 acres located in Humboldt County, Nevada. The Minnie Claim covers an area of 20 acres, located in the Leecher Creek Mining Division, Washington State. We plan to focus our resources on the (i) Blue Jack Property in order to assess whether it possesses mineral deposits of gold, silver, copper and rare earth minerals capable of commercial extraction and (ii) acquiring oil and gas properties. To date, we have not acquired any oil or gas leases due to lack of capital.

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

On May 21, 2012, we completed the acquisition of Pure Spectrum Oil, Inc. (“Pure Spectrum”), a company incorporated under the laws of the State of Nevada, in the United States of America, pursuant to which we acquired all of the issued and outstanding common shares of Pure Spectrum from its shareholders in exchange for the issuance of a total of 4,000,000 shares of our common stock and the assumption of amounts payable in the amount of $1,035,068.  As a result of the acquisition of the Pure Spectrum shares, we are also now engaged in the business of oil and gas exploration.

For accounting purposes, the acquisition of Pure Spectrum is being accounted for at historical carrying values in a manner similar to acquisition under common control method since our Chief Executive Officer and controlling shareholder  is also the Chief Executive Officer and controlling shareholder of Pure Spectrum.  Transfers or exchanges of equity instruments between entities under common control are recorded at the carrying amount of the transferring entity at the date of transfer with no goodwill or other intangible assets recognized.  We did not recognize a gain or loss on the  acquisition of Pure Spectrum because this acquisition is accounted for as an acquisition under common control. Our consolidated financial statements and reported results of operations reflect the Pure Spectrum carryover values, and our reported results of operations and stockholders’ equity have been retroactively restated for all periods presented to reflect the operations of Pure Spectrum and the Company as if the acquisition had occurred on May 21, 2012, the date the Company and Pure Spectrum commenced common control.  All intercompany accounts and balances have been eliminated in consolidation.

In the third Fiscal Quarter of 2013, we expanded our operations into digital media. We plan to release our expanded business plan in the first fiscal quarter of 2014, in conjunction with our launch. However, to date our core business will remain Oil, Gas and Mineral Exploration.

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

Company Summary

 Introduction and Business

We are an oil and gas exploration and exploitation corporation focused on acquisition and production in and around the Permian Basin and the Bend Arch-Fort Worth Basin (collectively the “Basins”). Containing one of the world’s thickest deposits of rocks from the Permian geologic period, the Permian Basin spans approximately Two Hundred Fifty (250) miles wide and Three Hundred (300) miles long. It is largely contained in the western part of Texas .

The Bend Arch-Fort Worth Basin is a geological system covering Fifty-Four Thousand (54,000) square miles, primarily comprised within north-central Texas and southwestern Oklahoma (see image on the left). The United States Geological Survey estimated an average of Twenty-Six Trillion Seven Hundred Billion (26,700,000,000,000) cubic feet of undiscovered natural gas and a mean of One Billion One Hundred Million (1,100,000,000) barrels of undiscovered natural gas liquids in the Bend Arch-Fort Worth Basin.  According to the United States Geological Survey. National Assessment of Oil and Gas Fact Sheet. 2003. Web. 14 June 2011, the market for oil hydrocarbons and petroleum in the United States has grown exponentially, creating an unprecedented demand for refined oil and gas. We plan to launch an operating infrastructure for the profitable production of oil and gas through a sustainable business model for the acquisition and retention of valuable leases, wells and other related properties.

We plan to seek funding to procure long-term leases and the equipment necessary for gainful drilling. We intend to enter into operating agreements for the production of oil and gas through the existing orphan well program with the Railroad Commission of Texas on acquired properties, sell existing interests and rights to leases and properties, and acquire new interests and properties to generate a base cash-flow. However, they can be no assurance that we will be able to obtain financing for these leases.

We expect to focus our search for petrochemicals on distressed and orphaned oil and gas properties near areas of proven production. The Railroad Commission of Texas identifies such wells as “non-compliant” properties. These wells have been inactive for a minimum of twelve (12) months with the responsible operator's Organizational Report (“Form P-5”) delinquent for more than Twelve (12) months. In order to obtain the right, title and related interest in these wells, we must have an active Form P-5 and provide a good faith claim to operate the wells upon request. To date, we do not have an active Form P-5 and there can be no assurance that we will obtain an active P-5.

It should be noted that the Form P-5 process is as follows according to Railroad Commission of Texas Statewide Rule 1, revised February 1986 Who Is To File Form P-5: any entity, i.e., person, firm, partnership, joint stock association, corporation, or any other organization, domestic or foreign, operating wholly or partially within this state, acting as principal or agent for another, for the purpose of performing operations within the jurisdiction of the Commission, as shown in Statewide Rule 1.  When To File Form P-5:  Initial Filing - the initial Form P-5 must be filed prior to beginning the first operation that is within Commission jurisdiction or when an organization name is being changed. This initial filing will cover all subsequent operations.”

Purchasing orphaned and distressed wells is common practice in the oil and gas industry. There is direct competition from both smaller and larger oil producers distributing to the One Hundred Forty-Eight (148) refineries in the United States.

Yaterra and the Oil and Gas Industry

According to Alex Epstein’s Four Dirty Secrets about Clean Energy. 2011 and Steve Hargreaves. Oil Demand to Hit Highest Level Ever. 2011, the demand for oil and natural gas has increased in recent years and is expected to increase in the future. Consistent with this trend consumption of oil in the United States is projected to rise from Eighteen Million Five Hundred Fifty Thousand (18,550,000) barrels of oil per day in 2012 to Eighteen Million Six Hundred Sixty Nine Thousand  (18,690,000) barrels of oil per day in 2014 as stated by the United States. Energy Information Administration. Short-Term Energy Outlook. The average price of imported crude oil for refineries in the United States is expected to decrease from the 2013 average of Ninety-Nine Dollars and Forty-Seven Cents ($99.47) per barrel to Ninety-Six Dollars and Ninety-Nine Cents ($96.99) per barrel in 2014.

In addition, the United States Energy Information Administration. Short-Term Energy Outlook projects natural gas production to increase from 70 bcf/d in 2013 to 70.4 Bcf/d in 2014, which is an increase from 69.2 Bcf/d in 2012.

Significant Challenges

Our lack of operating capital and stretched cash-flow impose both short and long-term challenges. Acquiring an orphaned well requires an active Form P-5 Organization Report, which details an applicant’s operations. This form must be filed with the Texas Railroad Commission (“TRRC”) by any entity or person operating under the commission of the TRRC within the State of Texas. According to the Railroad Commission’s website, we must be a “Bonded Operator” and have a good faith claim to operate acquired wells.  Furthermore, the Railroad Commission of Texas. Instructions: Individual & Blanket Performance Bonds Letters of Credit or Cash Deposits. Austin, TX. published July 2011, requires that a Blanket Performance Bond be submitted to cover all wells and operations. The minimum amount for a Blanket Performance Bond is Twenty-Five Thousand Dollars ($25,000.00) which covers acquisition and operation of up to Ten (10) wells. The equipment, maintenance and general overhead necessary to produce oil at an efficient rate requires significant additional working capital.

We also anticipate possible legal and regulatory challenges. Expenditures of time and resources may be required in accordance with various state and federal compliance laws, including licensing and operating requirements. Crude oil and natural gas reserve engineering is a subjective process that is inherently risky. Various uncertainties exist when estimating quantities of proved crude oil and natural gas reserves. Accordingly, estimating underground accumulations of crude oil and natural gas cannot be precisely measured. The accuracy of any reserve estimate is the function of the quality of available data and engineering and geological interpretation. Numerous market uncertainties may impact our performance, including future hydrocarbon production, changes in the price of oil, availability of indispensible equipment and services, and competitors with greater financial resources.

We are also subject to several categories of risk associated with development stage activities.

Operations and Services

Operational Goals

We are seeking to become a Bonded Operator, which will enable us to acquire the rights to orphaned wells and distressed properties through the Railroad Commission of Texas (“TRRC” or the “Commission”). Management believes that this method of acquiring assets will strategically position the Company to obtain the properties and leases at discounted rates, thus reserving cash for subsequent overhead and operational expenditures. Our short-term goal is to identify the orphaned and distressed properties retaining the highest expected rate of production, including the quality of the oil extracted and the progress of the previous owner’s well development.

Once sufficient funds for adequate working capital are received and the Blanket Performance Bond is filed with the TRRC allowing for the operation and acquisition of the orphaned wells and distressed properties, we expect to shift considerable resources to drilling and acquiring necessary equipment. We anticipate that with adequate capital the newly acquired wells will be fully operational and productive within months; however no assurance can be given as to the timing of such operations.  We further expect to harmonize our  plan for growth with production by retaining long-term operational staff and permanent corporate directors and officers.

Acquiring Orphaned Properties

Once we are funded and considered a Bonded Operator under Commission rules, we can acquire up to Ten (10) orphaned and distressed oil and gas properties.  Based on projected costs and levels of oil and gas production, Management expects expansion to begin in Texas. To acquire more than Ten (10) wells, we must increase the amount of its Blanket Performance Bond to Fifty Thousand Dollars ($50,000.00) as expressly stated in the Railroad Commission of Texas. Instructions: Individual & Blanket Performance Bonds Letters of Credit or Cash Deposits, July 2011

Becoming a Bonded Operator with the Commission enables us to acquire the rights and interests of the orphaned properties. Properties will be selected based on perceived risk, whereby Management will identify low to moderate risk oil and natural gas reserves by reviewing and reprocessing previously recorded seismic data, third-party geological data, and third-party engineering economic analysis.  The TRRC releases a complete list of distressed wells available for acquisition monthly, and we expect to thoroughly review the available properties and make cognizant and calculated selections based upon our  years of experience in the oil and natural gas industry.

Location

We plan to concentrate our initial expansion in the Bend Arch-Fort Worth Basin.  We predict that both the Permian Basin and the Bend Arch-Fort Worth Basin contain worthwhile acquisition prospects. With adequate initial capital, of which there can be no assurance that we will receive, we plan to expand into several counties in Texas.

Regulatory Matters

The Railroad Commission of Texas (“TRRC”) has primary regulatory jurisdiction over the oil and natural gas industry, pipeline transporters, natural gas and hazardous liquid pipeline industry, natural gas utilities, the petroleum industry and coal and uranium surface mining operations.

Acquiring an orphaned well requires an active Organization Report, or Form P-5. This form details an applicant’s operations and must be filed with the TRRC by any entity or person operating under the commission of the TRRC within the State of Texas. Furthermore, we must be a “bonded operator” and have a good faith claim to operate the acquired wells in order to acquire an orphaned well. At this present time, we have yet to acquire orphan wells.

An operator that acquires an orphan well is responsible for regulatory compliance.  The TRRC requires that any wells acquired must be properly plugged pursuant to Statewide Rule 14. The acquiring operator assumes responsibility for the physical operation and control of the wells and the duty to comply with all the Commission’s rules and filings requirements.

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

Employees

We have no employees other than our Chief Executive Officer, Cedric Atkinson and our interim Chief Financial Officer, Gregory K. Clements. We conduct our business largely through consultants.

ITEM 2.	PROPERTIES.

We rent office space located at 240 Martin Street, #3, Blaine, Washington, 98230. The office space consists of 80 square feet that we rent at a monthly price of $316.

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

Description of Property

The Blue Jack Property is recorded with the Bureau of Land Management in the State of Nevada under the following name and record numbers:

Name of Mineral Claims	Nevada NMC Number	Expiry Date
PT 10	984039	September 1, 2013
PT 11	984040	September 1, 2013
PT 12	984041	September 1, 2013
PT 13	984042	September 1, 2013
PT 14	984043	September 1, 2013
PT 15	984044	September 1, 2013
PT 16	984045	September 1, 2013
PT 17	984046	September 1, 2013
PT 18	984047	September 1, 2013
PT 19	984048	September 1, 2013

Federal regulations require a yearly maintenance fee to keep the claims in good standing. In accordance with Federal regulations, the Blue Jack Property is in good standing to September 1, 2013. A yearly maintenance fee of $140 per claim is required to be paid to the Bureau of Land Management prior to the expiry date to keep the claims in good standing for an additional year. If we fail to pay the required amount of the maintenance fee we may lose all interest that we have in the Blue Jack Property. As of this date, we have not made the current payment due to the Bureau of Land Management. We are currently reevaluating the project’s viability. If we do decide to proceed with these claims, we due stand a chance to lose all interest in these claims if we fail to pay the maintenance fee before the claims are purchased by a 3rd party.

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

History

The Blue Jack Property is located within the Varyville mining district of Humboldt County. This area is centered around Bartlett Peak between the Black Rock Range to the south and the Pine Forest Range to the north. The district and subsequent town site were named after a lode discovery in the 1870’s. The Varyville district has been referred to in various publications over the years as the Columbia, the Leonard Creek and the Bartlett district.

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

In the Pine Forest Range, several intrusive rocks are exposed, which indicates that the deposits in the region have a deep-seated source. The host rock for most of the deposits in the region is a metasedimentary and metavolcanic complex in fault contact with the core plutonic complex underlying the range. The deposits are virtually all structurally controlled. Faulting provided a conduit for the hydrothermal fluids to migrate, resulting in mineralization along the trend.

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

Exploration Program

Our exploration program for the Blue Jack Property is expected to include the following:

Phase	Recommended Exploration Program	Estimated Cost	Status
Phase Ia	Detailed geological mapping and radiometric surveys and rock and soil sampling along grid.	$25,700	To be reevaluated in the 4th quarter of 2013. A decision will be made subject to market conditions, demand and obtaining additional financing.
Phase Ib	Geophysical survey (IP and magnetometer).	$43,050	To be reevaluated in the 4th quarter of 2013. A decision will be made subject to market conditions, demand and obtaining additional financing.
Phase IIa	Conducting trenching along the fault zones.	$40,500	To be determined based on the Results of Phase 1a and 1b.
Phase IIb	Reverse circular drill testing of the property.	$206,000	To be determined based on the Results of Phase 1a and 1b.
	Total Estimated Cost	$315,250

In November 2011, we completed a preliminary rock sampling program on the Blue Jack Property. For this program, we obtained four rock samples in order to determine the appropriate target for Phase I of our exploration program. Results of the program showed a presence of rare earth minerals that we believe justifies some follow up work. The samples were fire assayed by ALS Minerals located in Reno Nevada. Based on the above, we have elected to proceed with Phase Ia of our exploration program, subject to obtaining additional financing.

The Minnie Claim

We acquired a 100% interest in the Minnie Claim in March 28, 2007 for $6,000 in cash. We have suspended our exploration program on the Minnie Claim in order to focus our resources on the Blue Jack Property.

Description of Property

The Minnie Claim is recorded with the Bureau of Land Management in the State of Washington under number 3115896. The Minnie Claim is in good standing until September 1, 2013. In order to maintain the Minnie Claim in good standing we will need to pay $140 to the Bureau of Land Management on September 1, 2013. As of this date, we have not made the current payment due to the Bureau of Land Management. We are currently reevaluating the projects viability.  If we do decide to proceed with these claims, we due stand a chance to lose all interest in these claims if we fail to pay the maintenance fee before the claims are purchased by a third party.

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

ITEM 3.	LEGAL PROCEEDINGS.

We are not a party to any other legal proceedings and, to our knowledge, no other legal proceedings are pending, threatened or contemplated.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

The principal market for our common stock is the OTC Bulletin Board. Our shares commenced quotation on the OTC Bulletin Board on May 19, 2009 under the symbol “YTRV.” The following is the high and low bid information for our common stock during each fiscal quarter of our last two fiscal years.

	HIGH	LOW
QUARTER	($)	($)

1st Quarter 2011	0.99	0.3
2nd Quarter 2011	1	0.3
3rd Quarter 2011	0.45	0.3
4th Quarter 2011	0.3	0.3
1st Quarter 2012	0.51	0.3
2nd Quarter 2012	0.51	0.51
3rd Quarter 2012	0.51	0.3
4th Quarter 2012	0.5	0.012
1st Quarter 2013	0.0265	0.0017
2nd Quarter 2013	0.0099	0.001
3rd Quarter 2013	0.0039	0.0002
4th Quarter 2013 to date	0.0003	0.0001

REGISTERED HOLDERS OF OUR COMMON STOCK

As of November 20, 2013, there were 16 registered holders of our common stock. We believe that a number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

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

RECENT SALES OF UNREGISTERED SECURITIES

On May 21, 2012, we issued, in advance, 10,000,000 common shares to our CEO. The shares vest 2,000,000 per annum over a 5 year term.  These securities were issued pursuant to Section 4(a)(2) of the Securities Act of 1933. Our CEO represented hisr intention to acquire the securities for investment only and not with a view towards distribution, and he had been given adequate information about us to make an informed investment decision and he was an accredited investor. We did not engage in any general solicitation or advertising.

On May 21, 2012, we issued 4,000,000 common shares to Five Individuals for the acquisition of Pure Spectrum Oil, Inc. These securities were issued pursuant to Section 4(a)(2) of the Securities Act of 1933. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution, and that they were accredited investors. The holders were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising.

On June 6, 2012, we issued 1,900,000 common shares for consulting services valued at $950,000. These securities were issued pursuant to Section 4(a)(2) of the Securities Act of 1933. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution and that they were accredited investors. The holders were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising.

Between June and August, 2012, we issued 17,426,097 common shares for the settlement of $30,000 in debt. These securities were issued pursuant to Section 4(a)(2) of the Securities Act of 1933. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution and that they were accredited investors. The holders were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising.

During June 2012, we issued 750,000 shares upon the conversion of $37,500 convertible note payables. The 750,000 exchange was consummated and conversion shares were issued in reliance upon Section 3(a)(9) of the Securities Act of 1933.

During the year ended August 31, 2012, we issued a convertible notes in the aggregate principal amount of $135,000.  The notes bear interest at 8% -36% per annum, are unsecured and are repayable one year after the issue date. The September note is convertible into shares of our common stock at a conversion price equal to 75% of the lowest trading price of our common stock during the 10 consecutive trading days prior to the conversion date.  These securities were issued pursuant to Section 4(a)(2) of the Securities Act of 1933. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution and that they were accredited investors. The holders were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising.

On each of September 4, 2012 and March 29, 2013, we issued convertible notes in the principal amount of $25,000 and $20,000, respectively.  The notes bear interest at 8% per annum, are unsecured and are repayable one year after the issue date. The September note is convertible into shares of our common stock at a conversion price equal to 50% of the lowest trading price of our common stock during the 10 consecutive trading days prior to the conversion date.  The March note is convertible into shares of our common stock at a conversion price equal to 58% of the  3 day average of the lowest trading price of our common stock during the 10 consecutive trading days prior to the conversion date These securities were issued pursuant to Section 4(a)(2) of the Securities Act of 1933. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution and that they were accredited investors. The holders were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. and that they were accredited investors.

On October 1, 2012, we issued an aggregate of 65,000,000 shares to three individuals as compensation for services. These securities were issued pursuant to Section 4(a)(2) of the Securities Act of 1933. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution and that they were accredited investors. The holders were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising.

On October 1, 2012 we issued 5,000,000 shares to one consulting company as compensation for services. These securities were issued pursuant to Section 4(a)(2) of the Securities Act of 1933. The holder represented its intention to acquire the securities for investment only and not with a view towards distribution and that they were accredited investors. The holders were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising.

On October 7, 2012 we issued a 10% convertible note in the principal amount of $63,040 in exchange for seventeen (17) 10% promissory notes with principal balances of an aggregate of $47,628 and an aggregate of $15,412 in accrued interest. The issued note is convertible into common stock at a conversion price of 45% of the average of the lowest 3 trading prices for the common stock during the 30 trading day period ending one trading day prior to the date the conversion notice. The note exchange was effected in reliance upon Section 3(a)(9) of the Securities Act of 1933.

During the quarter ended November 30, 2012, an aggregate of 23,068,269 shares were issued upon an aggregate of $47,136 in debt conversions from two note holders. These exchanges were consummated and conversion shares were issued in reliance upon Section 3(a)(9) of the Securities Act of 1933.

On January 22, 2013, we issued a 21% convertible note in the principal amount of $25,000 in exchange for a 21% convertible note dated 06/20/202 with outstanding principal and accrued interest of $25,000. The issued note is convertible at any time after the issue date into shares of Common Stock at a conversion price of $0.00055. The note exchange was effected in reliance upon Section 3(a)(9) of the Securities Act of 1933.

On January 22, 2013, we issued a 21% convertible note in the principal amount of $34,018 in exchange for a 21% convertible note dated 06/20/202 with outstanding principal and accrued interest of $34,018.08. The issued note is convertible at any time after the issue date into shares of Common Stock at a conversion price of $0.00055. The note exchange was effected in reliance upon Section 3(a)(9) of the Securities Act of 1933.

On February 14, 2013, we issued a 21% convertible note in the principal amount of $34,105 in exchange for a 21% convertible note dated 06/20/202 with outstanding principal and accrued interest of $34,104.83. The issued note is convertible at any time after the issue date into shares of Common Stock at a conversion price of $0.00055. The note exchange was effected in reliance upon Section 3(a)(9) of the Securities Act of 1933.

On each of February 22, 2013, March 19, 2013, April 2, 2013, May 6, 2013, we issued convertible notes in the principal amount of $35,000, $50,000, $19,250 and $25,000, respectively due on October 22, 2013, March 18, 2014, April 1, 2014 and May 5, 2014.  The notes bear interest at 12% per annum, are unsecured. The February note is convertible into shares of our common stock at a conversion price equal to 55% of the lowest trading price of our common stock during the 5 consecutive trading days prior to the conversion date. The March and May notes are convertible into shares of our common stock at a conversion price equal to 50% of the average of the 5 lowest trading price of our common stock during the 20 consecutive trading days prior to the conversion date. The April note is convertible into shares of our common stock at a conversion price equal to 55% of the lowest trading price of our common stock during the 5 consecutive trading days prior to the conversion date. These securities were issued pursuant to Section 4(a)(2) of the Securities Act of 1933. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution, and that they were accredited investors. The holders were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising.

On February 26, 2013, we issued a 12% convertible note in the principal amount of $76,416 in exchange for a convertible note with outstanding principal and accrued interest of $76,416. The issued note is convertible at any time after the issue date into shares of Common Stock at 50% of the lowest trading price in 20 days prior to the date of conversion, as reported by Quotestream. The note exchange was effected in reliance upon Section 3(a)(9) of the Securities Act of 1933.

During the quarter ended February 28, 2013, an aggregate of 124,459,466 shares were issued upon an aggregate of $116,458 in debt conversions from four note holders.The exchanges were consummated and conversion shares were issued in reliance upon Section 3(a)(9) of the Securities Act of 1933.

On each of March 1, 2013, March 1, 2013, March 22, 2013 and May 6, 2013, we issued convertible notes in the principal amount of $55,000, $1,045, $8,000 and $25,000, respectively.  The notes bear interest at 21% per annum, are unsecured and are repayable one year after the issue date. The March and April notes are convertible into shares of our common stock at a conversion price equal to 50% of the lowest trading price of our common stock during the 90 consecutive trading days prior to the conversion date. The May note is  convertible into shares of our common stock at a conversion price equal to 50% of the average of the 3 lowest trading price of our common stock during the 10 consecutive trading days prior to the conversion date. These securities were issued pursuant to Section 4(a)(2) of the Securities Act of 1933. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution, and that they were accredited investors. The holders were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising.

On March 4, 2013, the Company issued to its President 1,500,000 shares of Series Preferred A Stock and 500,000 shares of Series Preferred A Stock and 20,000,000 shares of common stock to a member of management as compensation for services. These securities were issued pursuant to Section 4(a)(2) of the Securities Act of 1933. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The holders were given adequate information about us to make an informed investment decision, and that they were accredited investors. We did not engage in any general solicitation or advertising.

On March 19, 2013, we issued a 12% convertible note in the principal amount of $100,098 due December 19, 2013 in exchange for three (3) 10% promissory notes in the aggregate principal amount of $23,000 together with accrued interest of $6,718.05 and six (6) 10% convertible notes in the aggregate principal amount of $63,000, respectively and accrued interest of $7,381. The issued note is convertible principal and unpaid interest into shares of common stock at conversion price of 50% of lowest 5 days prior to conversion, but no less than $0.00004. The note exchange was effected in reliance upon Section 3(a)(9) of the Securities Act of 1933.

On April 16, 2013, we issued a 10% convertible note in the principal amount of $29,275 that is payable on demand in exchange for nine (9) 10% promissory notes with aggregate principal amounts of $29,275.  The issued note is convertible into shares of our common stock at a conversion price equal to  45% of the average of the lowest 3 trading prices for the common stock during the 30 trading day period ending one trading day prior to the date the conversion notice. The note exchange was effected in reliance upon Section 3(a)(9) of the Securities Act of 1933.

On May 6, 2013, we issued a 10% convertible note in the principal amount of $50,000 in exchange for a $50,000 note (principal plus accrued interest).  The issued note can be converted at any time after the issue date into a shares of Common Shares at 70% of the average five(5) days lowest trading price within the 20 days prior to the date of conversion, as reported by Quotestream. This note exchange was effected in reliance upon Section 3(a)(9) of the Securities Act of 1933.

During the quarter ended May 31, 2013, an aggregate of 711,987,619 shares were issued upon an aggregate of $221,275 in debt conversions from four note holders. The conversion shares were issued in reliance upon Section 3(a)(9) of the Securities Act of 1933.

During the quarter ended August 31, 2013, an aggregate of 603,066,667 shares were issued upon an aggregate of $32,820 in debt conversions from four note holders. The conversion shares were issued in reliance upon Section 3(a)(9) of the Securities Act of 1933.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

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

Expenses

The major components of our expenses for the year ended August 31, 2012 and 2011 are outlined in the table below:

			Percentage
	Years Ended August 31,		Increase
	2012	2011	(Decrease)
Operating Expenses:
Selling, general and administrative	$14,483	$27,344	(47%)
Mineral property costs	7,474	11,333	(34%)
Professional fees and compensation	85,035	63,663	34%
Management compensation	173,529	48,000	262%
Stock-based compensation	965,706	-	N/A
Depreciation and amortization expense	-	98	(100%)
Impairment of mineral property	-	25,369	(100%)
Total operating expenses	1,246,227	175,807	609%
Other Expenses:
Loss on change in fair value of derivative liabilities	(430,591)	-	N/A
Interest expense	(1,262,311)	(25,381)	4,873%
Loss on extinguishment of debt	(1,783,048)	-	N/A
Total other expenses	(3,475,950)	(25,381)	13,595%

Net loss	$(4,722,177)	$(201,188)	2,247%

Our operating expenses increased from $175,807 during the year ended August 31, 2011, to $1,246,227, during the year ended August 31, 2012. The increase was due primarily to increased management compensation and we issued stock to outside professionals and consultants for work performed that created an additional expense for the year ended August 31, 2012 of $965,706 for these services.

Our other expenses increased from $25,381 during the year ended August 31, 2011, to $3,475,950, during the year ended August 31, 2012. The increase was primarily due to increases in the accounting treatment of new debt acquired to raise operating capital and the acquisition of Pure Spectrum.  We recorded expenses for the loss on extinguishment of debt of $1,783,048. We also recorded a loss on the change in fair value of our derivative liabilities of $430,591 and we recorded $1,262,311 in interest expense for the year ended August 31, 2012.

Management compensation consists of salaries and stock compensation incurred to our executive directors and officers. During the year ended August 31, 2011 we recorded $48,000 in salary and during the year ended August 31, 2012 we recorded $131,955 in salary, $15,706 in stock-based compensation and we accrued an additional $41,574 in stock-based compensation per our CEO’s stock grant.  This increase was primarily due to a change in management during the year ended August 31, 2012.

If we are able to obtain sufficient financing to proceed with our plan of operation, of which there is no assurance, we expect that our expenses will increase significantly as we engage in mining and exploration activities.

LIQUIDITY AND CAPITAL RESOURCES

	Years Ended August 31,
	2012	2011
Net cash used in operating activities	$(138,979)	$(92,462)
Net cash used in investing activities	-	(1,007)
Net cash provided by financing activities	138,979	93,418
Net decrease in cash during the period	$-	$(51)

Working Capital

			Percentage
	At August 31, 2012	At August 31, 2011	Increase / (Decrease)
Current Assets	$37,500	$360	10316.67%
Current Liabilities	3,372,585	485,367	594.85%
Working Capital Deficit	$(3,335,085)	$(485,007)	587.64%

As of August 31, 2012, we had no cash on hand and a working capital deficit of $3,335,085. The increase in our working capital deficit is primarily a result of: (i) an increase in accounts payable due to a lack of capital to meet our ongoing expenditures; and (ii) the fact that as we secure financing to continue our operations, we have secured loans to fund the acquisition of Pure Spectrum, and we received $135,500 in convertible loans. The loans bear interest at 8% to 12%, are unsecured and due on demand. We have incurred a cumulative net loss of $5,398,184 for the period from the date of our inception on November 20, 2006 to August 31, 2012 and have not attained profitable operations to date.

Since our inception, we have used our common stock to raise money for our operations and to fund our property acquisitions. We have not obtained profitable operations and are dependent upon obtaining additional financing to pursue our plan of operation.

Future Financings

We currently do not have sufficient financial resources to implement Phase Ia of our exploration program on the Blue Jack Property. Therefore, we will need to obtain additional financing in order to implement our exploration program on the Blue Jack Property as well as for the acquisition of any additional properties. Our plan of operation calls for us to spend significantly more than our current capital resources or the amount of financing that we have been able to obtain to date. As such, there is a substantial doubt that we will be able to raise significant financing to complete our stated plan of operation. Any substantial financing that we are able to obtain is expected to be in the form of equity financing, which will result in dilution to existing shareholders.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 2 of our audited financial statements for the year ended August 31, 2012 included in this Annual Report on Form 10-K. We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Yaterra Ventures Corp.
INDEX TO FINANCIAL STATEMENTS

Consolidated financial statements for the years ended August 31, 2012 and 2011, including:

1.	Report of Independent Registered Public Accounting Firm;

2.	Consolidated Balance Sheets as of August 31, 2012 and 2011;

3.	Consolidated Statements of Expenses for the years ended August 31, 2012 and 2011 and for the period from November 20, 2006 (Inception) to August 31, 2012;

4.	Consolidated Statements of Cash Flows for the years ended August 31, 2012 and 2011 and for the period from November 20, 2006 (Inception) to August 31, 2012;

5.	Consolidated Statement of Stockholders’ Equity (Deficit) from November 20, 2006 (Inception) to August 31, 2012; and

6.	Notes to the Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Yaterra Ventures Corp.
(An Exploration Stage Company)
Toronto, Ontario Canada

We have audited the accompanying consolidated balance sheets of Yaterra Ventures Corp. (an exploration stage company) and its subsidiary (collectively, the “Company”) as of August 31, 2012 and 2011, and the related consolidated statements of expenses, stockholders’ equity (deficit), and cash flows for each of the years then ended and for the period from November 20, 2006 (inception) through August 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Yaterra Ventures Corp. (an exploration stage company) and its subsidiary as of August 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years then ended and for period from November 20, 2006 (inception) through August 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations and has a working capital deficit and an accumulated deficit as of August 31, 2012, which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com Houston, Texas November 20, 2013

YATERRA VENTURES CORP.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	August 31,
	2012	2011

ASSETS
Current Assets:
Deposits	$25,000	$-
Prepaid expense and other current assets	12,500	360
Total Current Assets	37,500	360

Total Assets	$37,500	$360

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$224,610	$208,274
Amounts payable to related parties	125,250	-
Accrued interest	172,002	36,257
Accrued interest on related party notes	3,797	70
Debt	161,589	233,680
Related party debt	23,544	7,086
Related party convertible debt, net of unamortized discounts of $18,750 and $0	6,250	-
Convertible debt, net of unamortized discounts of $64,739 and $0	1,096,026	-
Derivative liabilities	1,559,517	-
Total Current Liabilities	3,372,585	485,367

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 100,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 35,706,097 and 1,630,000 shares issued and outstanding	35,706	1,630
Additional paid-in capital	2,027,393	189,370
Deficit accumulated during the exploration stage	(5,398,184)	(676,007)
Total Stockholders’ Deficit	(3,335,085)	(485,007)
Total Liabilities and Stockholders’ Deficit	$37,500	$360

The accompanying notes are an integral part of these consolidated financial statements.

YATERRA VENTURES CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF EXPENSES

			November 20, 2006
			(Inception)
	Years Ended August 31,		Through
	2012	2011	August 31, 2012

Operating Expenses:
Selling, general and administrative	$14,483	$27,344	$112,641
Mineral property costs	7,474	11,333	60,414
Professional fees and compensation	1,224,270	111,663	1,679,918
Depreciation and amortization expense	-	98	1,086
Impairment of mineral property	-	25,369	25,369
Total operating expenses	1,246,227	175,807	1,879,4278

Other Expenses:
Loss on change in fair value of derivative liabilities	(430,591)	-	(430,591)
Interest expense	(1,262,311)	(25,381)	(1,305,117)
Loss on extinguishment of debt	(1,783,048)	-	(1,783,048)
Total other expenses	(3,475,950)	(25,381)	(3,518,756)

Net loss	$(4,722,177)	$(201,188)	$(5,398,184)

Net Loss Per Share - Basic and Diluted	$(0.59)	$(0.12)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	7,981,849	1,630,000
The accompanying notes are an integral part of these consolidated financial statements.

YATERRA VENTURES CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			November 20, 2006
			(Inception)
	Years Ended August 31,		Through
	2012	2011	August 31, 2012
Cash Flows from Operating Activities
Net loss	$(4,722,177)	$(201,188)	$(5,398,184)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts	1,103,164	-	1,103,164
Depreciation	-	98	1,086
Loss on change in fair value of derivatives	430,591	-	430,591
Loss on extinguishment of debt	1,783,048	-	1,783,048
Accrued preferred stock compensation	41,574	-	41,574
Stock-based compensation	965,706	-	965,706
Impairment of mineral property	-	25,369	25,369
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(12,140)	(360)	(12,402)
Accounts payable and accrued liabilities	142,278	83,549	352,941
Accounts payable and accrued liabilities to related parties	128,977	70	159,547
Net cash used in operating activities	(138,979)	(92,462)	(547,560)

Cash Flows from Investing Activities
Mineral property acquisition costs	-	(1,007)	(22,000)
Computer equipment	-	-	(1,184)
Net cash used in investing activities	-	(1,007)	(23,184)

Cash Flows from Financing Activities
Proceeds from the sale of common stock	-	-	191,000
Proceeds from convertible debt	110,500	-	110,500
Proceeds from related party convertible debt	25,000	-	25,000
Proceeds from debt	6,239	88,086	241,672
Proceeds from related party debt	26,117	7,194	33,311
Payments on debt	(10,830)	(1,754)	(12,584)
Payments on convertible debt	(8,388)	-	(8,388)
Payments on related party debt	(9,659)	(108)	(9,767)
Net cash provided by financing activities	138,979	93,418	570,744

Net decrease in cash	-	(51)	-
Cash at the beginning of period	-	51	-
Cash at end of the period	$-	$-	$-

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	-	-	-

Non-Cash Investing and Financing Activities
Acquisition of Pure Spectrum Oil, Inc.	$1,035,068	$-	$1,035,068
Common stock issued for debt	30,000	-	30,000
Common stock issued for convertible debt	37,500	-	37,500
Resolution of derivative liabilities	49,339	-	49,339
Debt discounts due to derivative liabilities	1,178,265	-	1,178,265

The accompanying notes are an integral part of these consolidated financial statements.

YATERRA VENTURES CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
November 20, 2006 (Inception) through August 31, 2012

				DEFICIT
				ACCUMULATED	TOTAL
			ADDITIONAL	DURING THE	STOCKHOLDERS'
	COMMON STOCK		PAID-IN	EXPLORATION	EQUITY
	SHARES	AMOUNT	CAPITAL	STAGE	(DEFICIT)
November 20, 2006 (inception)	-	$-	$-	$-	$-
Shares issued for cash at $0.01	900,000	900	8,100	-	9,000
Shares issued for cash at $0.20	610,000	610	121,390	-	122,000
Net loss	-	-	-	(30,468)	(30,468)
Balance, August 31, 2007	1,510,000	1,510	129,490	(30,468)	100,532
Net loss	-	-	-	(105,613)	(105,613)
Balance, August 31, 2008	1,510,000	1,510	129,490	(136,081)	(5,081)
Shares issued for cash at $0.50	120,000	120	59,880	-	60,000
Net loss	-	-	-	(187,754)	(187,754)
Balance, August 31, 2009	1,630,000	1,630	189,370	(323,835)	(132,835)
Net loss	-	-	-	(150,984)	(150,984)
Balance, August 31, 2010	1,630,000	1,630	189,370	(474,819)	(283,819)
Net loss	-	-	-	(201,188)	(201,188)
Balance, August 31, 2011	1,630,000	1,630	189,370	(676,007)	(485,007)
Accrued preferred stock compensation	-	-	41,574	-	41,574
Stock issued for acquisition of Pure Spectrum Oil, Inc.	4,000,000	4,000	(1,039,068)	-	(1,035,068)
Shares issued for debt	750,000	750	36,750	-	37,500
Stock issued for extinguishment of debt	17,426,097	17,426	1,795,622	-	1,813,048
Shares issued for services	11,900,000	11,900	953,806	-	965,706
Resolution of derivative liabilities	-	-	49,339	-	49,339
Net loss	-	-	-	(4,722,177)	(4,722,177)
Balance, August 31, 2012	35,706,097	$35,706	$2,027,393	$(5,398,184)	$(3,335,085)

The accompanying notes are an integral part of these consolidated financial statements.

YATERRA VENTURES CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND GOING CONCERN

Organization and Acquisition

Yaterra Ventures Corp. (“the Company”) was incorporated in Nevada on November 20, 2006. On May 21, 2012, the Company acquired 100% of Pure Spectrum Oil, Inc., a company incorporated in Nevada in exchange for 4,000,000 common shares. In connection with the acquisition, the Company acquired a deposit of $25,000 and assumed accounts payable of $9,803 and convertible notes payable of $1,050,265. As a result of the acquisition of the Pure Spectrum Oil shares, the Company is planning to go into the business of oil and gas exploration.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred net losses of $5,398,184 for the period from November 20, 2006 (inception) to August 31, 2012 and has not yet generated revenue. In addition, the company has a working capital deficit and an accumulated deficit as of August 31, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its natural resource properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.) Basis of Presentation

These consolidated financial statements and notes are presented in accordance with accounting principles generally accepted in the United States.

b.) Principles of Consolidation

The Company’s consolidated financial statements include the assets, liabilities and operating results of its wholly owned subsidiary. The Company does not hold significant variable interests in any variable interest entities. All significant intercompany accounts, ownership and transactions have been eliminated.

c.) Fair Value of Financial Instruments

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
Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

The Company determined the fair value of its derivative liabilities related to conversion options in outstanding debt using Level 3 inputs.

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of August 31, 2012:

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets and	Observable	Unobservable	Balance as of
	Liabilities	Inputs	Inputs	August 31,
Description	(Level 1)	(Level 2)	(Level 3)	2012
Liabilities:
Derivative financial instruments	$-	$-	$1,559,517	$1,559,517

There were no assets and liabilities measured at fair value on a recurring basis as of August 31, 2011.

The following table provides a summary of the changes in fair value, including net transfers in and/or out of Level 3, of the derivative liabilities measured at fair value under level 3 on a recurring basis using significant unobservable inputs during the year ended August 31, 2012:

Fair value at August 31, 2011	$-
Additions during the period	1,551,642
Resolution of derivative liabilities	(49,339)
Change in the fair value	57,214
Fair value at August 31, 2012	$1,559,517

d.) Cash and Cash Equivalents

Cash consists of cash on deposit with high quality major financial institutions, and to date has not experienced losses on any of its balances. The carrying amounts approximate fair market value due to the liquidity of these deposits.

e.) Basic and Diluted Loss Per Share

Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At August 31, 2012 and 2011, the Company has no common stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

f.) Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, “Accounting for Income Taxes ”, as of its inception. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

g.) Use of Estimates

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Actual results may differ from the estimates.

h.) Long Lived Assets

Long-lived assets, including mineral properties, are evaluated for impairment whenever events or conditions indicate that the carrying value of an asset may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. During the year ended August 31, 2011, the Company fully impaired its mineral properties.

i.) Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

j.)  Recent Accounting Pronouncements

The adoption of recently issued accounting pronouncements are not expected to have a material effect on the Company's future reported financial position or results of operations.

3.	CORRECTION OF PRIOR YEAR INFORMATION

During September 2013, we identified errors in the previously reported financial statements for the year ended August 31, 2011. We determined that the mineral property rights were impaired as of August 31, 2011. Further, we identified errors in the classification of certain assets and liabilities. This resulted in adjustments to the previously reported amounts in the consolidated financial statements for the year ended August 31, 2011.

In accordance with the SEC's Staff Accounting Bulletin Nos. 99 and 108 (SAB 99 and SAB 108), the Company evaluated these errors and, based on an analysis of quantitative and qualitative factors, determined that the error was immaterial to each of the prior reporting periods affected. However, if the adjustments to correct the cumulative effect of the above error had been recorded in the year ended August 31, 2012, the Company believes the impact would have been significant and would impact comparisons to prior periods. Therefore, as permitted by SAB 108, the Company corrected, in the current filing, previously reported results for the year ended August 31, 2011.

The following table presents the comparative effect of the correction of prior year information and the impact on the Company’s consolidated financial statements for the year ended August 31, 2011:

	August 31, 2011
	As Reported	Adjustments	As Amended
Consolidated Balance Sheet
Assets
Current Assets:
Prepaid expense	$360	$-	$360
Mineral property acquisition costs	22,000	(22,000)	-
Liabilities and Stockholders’ Deficit
Current Liabilities:
Excess of checks issued over funds on deposit	693	(693)	-
Accounts payable and accrued liabilities	160,548	47,726	208,274
Accrued interest	-	36,257	36,257
Accrued interest on related party notes	47,033	(46,963)	70
Debt	267,500	(33,820)	233,680
Related party debt	9,593	(2,507)	7,086
Stockholders’ Deficit:
Deficit accumulated during the exploration stage	(654,007)	(22,000)	(676,007)

Consolidated Statement of Expenses
Operating Expenses:
Impairment of mineral property	3,369	22,000	25,369
Net loss	(179,188)	(22,000)	(201,188)

Consolidated Statement of Cash Flows
Cash flows from operating activities:
Net loss	(179,188)	(22,000)	(201,188)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of mineral property	3,369	22,000	25,369
Interest accrued on promissory notes	22,570	(22,570)	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	43,809	39,740	83,549
Accounts payable and accrued liabilities to related parties	16,533	(16,463)	70
Prepaid expenses and other current assets	(360)	-	(360)
Net cash (used in) provided by operating activities	(93,169)	707	(92,462)

Cash flows from financing activities:
Proceeds from debt	83,946	4,140	88,086
Proceeds from related party debt	12,083	(4,889)	7,194
Payments on debt	-	(1,754)	(1,754)
Payments on related party debt	(2,597)	2,489	(108)
Net cash provided by (used in) financing activities	$93,432	$(14)	$93,418

4.	MINERAL PROPERTIES

During the period ended August 31, 2007, the Company acquired an undivided 100% interest in a mineral claim (known as the “Minnie Lode Claims”) located in the Leecher Creek Mining District, Okanogan County, Washington, for $6,000.

During the year ended August 31, 2009, the Company acquired an undivided interest in a series of ten mineral claims (collectively referred to as the “Blue Jack Claims”) located in Humboldt County, Nevada, for $16,000.

On July 14, 2009, the Company acquired an undivided 60% interest in a mineral claim (known as the “Frances” claim) situated in the Vancouver Mining District, British Columbia, Canada, for $500.

During the year ended August 31, 2011, the Company abandoned and fully impaired all mineral properties. Aggregate impairment expense for the year was $25,369.

5.	DEPOSIT

As part of the acquisition of Pure Spectrum Oil, the Company acquired a deposit of $25,000 with the Railroad Commission of Texas for the right to acquire and hold drilling permits in the state.

6.	RELATED PARTY TRANSACTIONS

During the years ended August 31, 2012 and 2011, the Company entered into promissory note agreements, whereby it borrowed $26,117 and $7,194, respectively from related parties (current and former directors). The Company repaid $9,659 and $108 on these noted during the years ended August 31, 2012 and 2011, respectively. These notes bear interest at 10% per annum, are unsecured and are payable on demand. As of August 31, 2012 and 2011 outstanding balance under these notes was $23,544 and $7,086, respectively. As of August 31, 2012 and 2011, a total of $3,797 and $70, respectively has been accrued as interest on the notes.

During the year ended August 31, 2012, the Company issued convertible notes to a single related party (former director) for $25,000. The notes are unsecured, bear interest at 10% per annum and mature on December 31, 2014. The notes are convertible into common stock at 75% of the average quoted price for the 10 days preceding conversion. The notes qualify as derivative liabilities and are accounted for as such (see Note 10). A total of $1,689 has been accrued as interest on the notes as of August 31, 2012.

During the year ended August 31, 2012 and 2011, the Company accrued management fees for services performed in the amount of $125,250 and $0, respectively. Additionally during the years ended August 31, 2012 and 2011, the Company paid $38,470 and $6,310, respectively in management fees for services performed by Directors.

7.	DEBT

During the years ended August 31, 2012 and 2011, the Company entered into promissory note agreements, whereby it borrowed an aggregate of $6,239 and $88,086, respectively. The company had outstanding debt of $147,348 as of August 31, 2010. The Company repaid an aggregate of $10,830 and $1,754 on these noted during the years ended August 31, 2012 and 2011, respectively. These notes bear interest between 10% and 12% per annum, are unsecured and are payable between on demand and July 13, 2013. As of August 31, 2012 and 2011, the aggregate outstanding balance under these notes was $161,589 and $233,680, respectively. As of August 31, 2012 and 2011, a total of $57,916 and $36,257, respectively has been accrued as interest on the notes. During the year ended August 31, 2012, the Company issued an aggregate of 17,426,097 common shares to repay $30,000 of these notes resulting in a loss on the extinguishment of debt of $1,783,048 (see Note 8).

8.	STOCKHOLDERS’ EQUITY

During the year ended August 31, 2007, the Company issued 900,000 founder shares at $0.01 for gross proceeds of $9,000 and the Company issued 610,000 common shares at $0.20 per share for gross proceeds of $122,000.

During the year ended August 31, 2009, the Company issued 120,000 common shares at $0.50 for gross proceeds of $60,000.

On May 21, 2012, the Company issued, in advance, 10,000,000 common shares to the CEO of the company (see Note 9). The shares vest 2,000,000 per annum over a 5 year term. The fair value of the grant was determined to be $281,008 and $15,706 was recognized as stock-based compensation during the year ended August 31, 2012. The remaining $265,302 will be expensed over the remaining vesting period.

On June 6, 2012, the Company issued 1,900,000 common shares for consulting services valued at $950,000. These services were provided as of August 31, 2012 and the total fair value is recognized as stock-based compensation during the year ended August 31, 2012.

On May 21, 2012, the Company issued 4,000,000 common shares for the acquisition of Pure Spectrum Oil, Inc. (see Note 1). The shares were valued at the carryover value of the net liabilities assumed of $1,035,068 which consisted of a deposit of $25,000, accounts payable of $9,803 and notes payable of $1,050,265.

Between June and August, 2012, the Company issued 17,426,097 common shares for the settlement of $30,000 in debt. The fair value of the shares was determined to be $1,813,048 resulting in a loss on extinguishment of debt of $1,783,048 during the year ended August 31, 2012.

During June 2012, the Company issued 750,000 shares for the conversion of $37,500 convertible note payables (see Note 10).

9.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

On May 15, 2012, the Company reserved 1,000,000 Series A Preferred Shares to be held in escrow and to be issued to the new CEO after the closing of the Pure Spectrum Oil purchase and the completion of a 2 year term. The fair value of the grant was determined to be $281,008 and is being expensed over the vesting period of 2 years. The Company has accrued $41,574 in preferred stock-based compensation related to this award as of August 31, 2012. The remaining $239,434 will be recognized over the remaining vesting period.

Additionally, on May 15, 2012, the Company approved executive compensation shares to be issued to one director. The director will be paid 20,000 common shares for each fiscal quarter in which the Company’s Form 10Q is timely filed and 15,000 shares for each fiscal quarter in which the Company’s Form 10Q is filed after an extension is filed. As of August 31, 2012, no shares have been earned under these agreements.

On May 21, 2012, the Company entered into a five year employment agreement, effective May 1, 2012, with Cedric Atkinson to serve as its CEO for compensation of a cash payment of $20,000 per month and the issuance on the effective date of the agreement of 10,000,000 common shares which will vest 2,000,000 shares per annum upon completion of each 12 months term of service. The fair value of the grant was determined to be $281,008 of which $15,706 was recognized as stock-based compensation during the year ended August 31, 2012. The remaining $265,302 will be expensed over the remaining vesting period.

10.	CONVERTIBLE DEBT AND DERIVATIVE LIABILITIES

During the year ended August 31, 2012, the Company borrowed an aggregate of $135,500 under convertible notes (including $25,000 borrowed under related party convertible notes) and assumed an aggregate of $1,050,265 under convertible notes in the acquisition of Pure Spectrum Oil. The notes are unsecured, bear interest between 8% and 36% per annum and mature between May 21, 2012 and December 31, 2014. The notes are convertible into common stock at 75% of the average quoted price for the 10 days preceding conversion. During the year ended August 31, 2012, the Company made cash payments of $8,388 on these notes and issued an aggregate of 750,000 common shares for the conversion of $37,500 of convertible debt. As of August 31, 2012, the Company has accrued interest of $114,086 on these third party notes and $1,689 on the related party convertible notes.

The Company evaluated the notes under ASC 815 and determined that they qualify as derivative liabilities. The aggregate fair value of the derivative liability was determined to be $1,551,642 as of the initial loan dates resulting in an initial loss on derivative liabilities of $373,377 and a debt discount of $1,178,265. The fair value of the derivative liabilities on the notes that were converted to common stock during the year ended August 31, 2012 was determined to be $49,339 and the fair value of the remaining derivative liabilities as of August 31, 2012 was determined to be $1,559,517. The change in the fair value of the derivative liabilities during the year ended August 31, 2012 was $57,214 resulting in an aggregate loss on derivative liabilities of $430,591 for the year ended August 31, 2012. The debt discount is being amortized to interest expense over the lives of the notes using the effective interest rate method. During the year ended August 31, 2012, aggregate amortization expense was $1,103,164.

The following table summarizes the change in the derivative liabilities during the year ended August 31, 2012:

Balance as of August 31, 2011	$-
Debt discount	1,178,265
Initial loss on derivative liabilities	373,377
Loss on change in fair value	57,214
Resolution of derivative liabilities due to conversion	(49,339)
Balance at August 31, 2012	$1,559,517

The Company estimated the fair value of the derivative liabilities using the Black-Scholes Option Pricing Model with the following assumptions:

Market prices	$0.019 - $0.51
Conversion prices	$0.01 - $0.383
Expected volatilities	127% - 186%
Expected dividends	-
Expected terms	0.26 - 3.07 years
Risk-free rates	0.16% - 0.43%

11.	INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has an accumulated net operating loss carry forward of $1,023,412 which begins to expire in 2028. Pursuant to ASC 740 the Company is required to compute tax asset benefits for non-capital losses carried forward. The potential benefit of the net operating loss has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the loss carried forward in future years.

Significant components of the Company’s deferred tax assets and liabilities as at August 31, 2012 and 2011, after applying enacted corporate income tax rates, are as follows:

	August 31,	August 31,
	2012	2011
Deferred tax assets:
Net operating loss carry forward	$347,960	$208,358
Valuation allowance	(347,960)	(208,358)
Net deferred tax assets	$-	$-

12.	SUBSEQUENT EVENTS

Between February and September 2013, the Company borrowed an aggregate of $263,295 under convertible notes. The notes are unsecured, bear interest between 8% and 21% per annum and mature on December 31, 2014. The notes are convertible into common stock at 75% of the average quoted price for the 10 days preceding conversion.

Between September 2012 and September 2013, the Company issued an aggregate of 1,462,582,021 common shares for the conversion of $417,689 of convertible note payables.

On September 24, 2012, the Company increased the Authorized Common Stock from 100,000,000 to 400,000,000

On October 1, 2012, the Company issued 65,000,000 common shares for services to management and directors.

On October 1, 2012, the Company issued 5,000,000 common shares for consulting services. The Consulting agreement has a term of six months starting October 1, 2012 and ending March 1, 2013.

On March 4, 2013, the Company issued 20,000,000 common shares for services to a member of management.

On March 4, 2013, the Company issued to its President 1,500,000 shares of Series Preferred A Stock. Additionally, the Company issued 500,000 shares of Series Preferred A Stock to a member of management.

On March 13, 2013, the Company increased the Authorized Common Stock from 400,000,000 to 1,000,000,000

On April 9, 2013, the Company increased the Authorized Common Stock from 1,000,000,000 to 1,400,000,000

On May 6, 2013, the Company increased the Authorized Common Stock from 1,400,000,000 to 2,400,000,000

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Principal Executive Officer and Interim Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15(d)-15(e) as of August 31, 2012 (the “Evaluation Date”). Based upon that evaluation, our Principal Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the year ended August 31, 2012 fairly present our financial condition, results of operations and cash flows in all material respects.

Management’s Assessment on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, for the Company.

Internal controls over financial reporting include those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2.
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of our management and directors; and

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Under the supervision and with the participation of our Principal Executive Officer and Interim Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of the Evaluation Date, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the Evaluation Date and identified the following material weaknesses:

Insufficient Resources: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting resulting in an over-reliance on consultants and a lack of formal procedures that provide for multiple levels of supervision and review.

Inadequate Segregation of Duties : We have an inadequate number of personnel to properly implement control procedures.

Insufficient Written Policies & Procedures: We have insufficient written policies and procedures for accounting and financial reporting.

Inadequate Financial Statement Closing Process: We have an inadequate financial statement closing process.

Lack of Outside Directors on the Company’s Board of Directors: We have a lack of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist us with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel (3) prepare and implement sufficient written policies and checklists for financial reporting and closing processes and (4) may consider appointing outside directors and audit committee members in the future.

Management, including our Principal Executive Officer and Interim Chief Financial Officer, have discussed the material weakness noted above with our third party consulting accountant. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended August 31, 2012 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls and Procedures

Our management, including our Principal Executive Officer and Interim Chief Financial Officer, do not expect that the our controls and procedures will prevent all potential errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our executive officers and directors and their age and titles are as follows:

Name of Director	Age	Position
Cedric Atkinson	36	President, Secretary, Treasurer and Director

Gregory Clements	60	Interim Chief Financial Officer and Director

David K. Ryan	47	Director

Cedric Atkinson, President, Secretary, Treasurer and Director

From 2006 – 2011 Mr. Atkinson was a Business Development consultant with Bl Clark. From 2011 – 2012.   Mr. Atkinson was CEO of Stratton Holdings. Mr. Atkinson was appointed as our President, Secretary, Treasurer and Director on May 1, 2012 During his business career, Mr. Atkinson, has focused on sales and marketing as well as contract consulting in the financial markets to both privately held and public companies. Mr. Atkinson has established a reputation for creating effective strategies for asset acquisitions and long-term success. Mr. Atkinson studied Public Policy at York University, one of Canada’s leading interdisciplinary research and teaching institutions.

Due  to his sales and  marketing experience, we believe that Mr. Atkinson possesses skills that make him a valuable director.

Gregory Clements, Interim Chief Financial Officer and Director

From 2007 - 2008, Mr. Clements was the CFO for Four Rivers Peterbuilt.  From 2008 to 2010 Mr. Clements was CFO and V.P. of Operations for Comdoc.  From February 2010 to October 2010 Mr. Clements was CEO and CFO for PureSpectrum, Inc. From 2011 to present Mr. Clements is CFO of J.T. Turner Construction Co.  Mr. Clements brings over thirty years of experience in accounting, IT, and administrative leadership to Yaterra. During his career in Finance and Accounting, Mr. Clements has been responsible for the reorganization of multiple companies, helping them to achieve timely and accurate reporting with decreased personnel costs. Throughout his career, he has proven his ability to convert and automate accounting systems, resolve stressed financial situations and to reorganize financial functions

Due to his accounting experience, we believe that Mr. Clements possesses skills that make him a valuable director.

David K. Ryan, Director

From 1989 to 1995, Mr. Ryan was an account executive at Georgia Pacific Securities in Vancouver. From 1995 to present, Mr. Ryan has worked as an independent investor relations consultant and has participated in raising venture capital through private placements. Mr. Ryan is a former director or officer of DRC Resources and Universal Domains Incorporated. Mr. Ryan completed the Canadian Securities Course in 1988. From 2005 to October 2009, Mr. Ryan served as an executive officer and director of Cignus Ventures Inc. (now called Smartlinx Inc.), a company quoted on the OTC Bulletin Board and engaged in the acquisition and exploration of mineral properties at the time Mr. Ryan was a director and officer. Mr. Ryan also serves as a director of Manado Gold Corp., a company engaged in the exploration of mineral resource properties in British Columbia and is a reporting issuer in British Columbia Canada.  Mr. Ryan was appointed as our Vice-President, Finance on April 4, 2007 and as our President, Secretary, Treasurer and Director on August 29, 2011 and. Mr Ryan resigned from his position of President, Secretary and Treasurer in April 2012.

Due to his prior experience with companies in our industry, we believe Mr. Ryan possesses the skills to make him a  valuable director.

None of our executive officers or directors has any formal training as geologists. Our executive officers and directors have very limited training on the technical and managerial aspects of managing a Oil, Gas and mineral exploration company. None of their prior managerial and consulting positions have been in the mineral exploration industry. Accordingly, we will have to rely on the technical services of others to advise us on the managerial aspects specifically associated with a Oil, Gas and mineral exploration company. We do not have any employees who have professional training or experience in the mining industry. We rely on independent geological consultants to make recommendations to us on work programs on our property, to hire appropriately skilled persons on a contract basis to complete work programs and to supervise, review, and report on such programs to us.

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

Code Of Ethics

We adopted a Code of Ethics applicable to our officers and directors which is a “code of ethics” as defined by applicable rules of the SEC. Our code of ethics is attached as an exhibit to this Annual Report for the year ended August 31, 2012.  If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our President, Treasurer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a current report on Form 8-K filed with the SEC.

Director Independence and Committees

Although our common stock is not listed on any national securities exchange, for purposes of independence we use the definition applied by the NASDAQ Stock Market.  The Board has determined that none of our directors are “independent” in accordance with that definition due to their current or former positions as our executive officers.

Committee and Audit Committee Financial Expert.

Our board has no designated committees and our entire board acts as our audit committee.  Gregory Clements is an “audit committee financial expert” as that term is defined in Item 407 (d) of Regulation S-K promulgated under the Securities Act.

Board Leadership Structure

Our Chief Executive Officer serves as our Chairman Of the Board of Directors and we do not have a lead independent director.  Due to our size, we feel that this leadership structure is appropriate.

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Other than as disclosed below, based on our review of such reports received by the Company, we believe that, during the year ended August 31, 2012, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.  Each of Cedric Atkinson, our President, Secretary, Treasurer and Director, and Gregory Clements, our Interim Chief Financial Officer and Director  failed to timely file a Form 3 upon their appointment as an officer and director

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the total compensation paid to or earned by our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K as of our fiscal years ended August 31, 2012 and 2011.

Name & Principal		Salary	Bonus	Stock Awards		Option Awards	Non-Qualified Deferred Compensation Earnings Plan Compensation	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Position	Year	($)	($)	($)		($)	($)	($)	($)	($)
Cedric Atkinson	2012	96,955	-	562,016	(3)	-	-	-	-	658,971
President, Secretary and Treasurer		-	-	-		-	-	-	-	-
David K. Ryan (2)	2012	27,500	-	-		-	-	-	-	27,500
Former President, Secretary,	2011	3,000	-	-		-	-	-	-	3,000
Treasurer and Vice-President Finance
Shane Epp (2)	2012	1,500	-	-		-	-	-	-	1,500
Former Executive Vice-President	2011	3,000	-	-		-	-	-	-	3,000
Jarrett F. Bousquet (1)	2012	-	-	-		-	-	-	-	-
Former President, Former Secretary, Former Treasurer and Former Director	2011	30,000	-	-		-	-	-	-	30,000

Notes:

(1) Mr. Bousquet resigned as President, Secretary, Treasurer and Director on August 29, 2011. Under the terms of a verbal agreement, Mr. Bousquet was paid $2,500 per month for his services.

(2) Each of Mr. Ryan and Mr. Epp resigned as officers and directors on May 1, 2012

(3) Amount reflects the aggregate grant date fair value of the two stock awards granted to Mr. Atkinson during 2012 calculated based upon the estimated enterprise value of the Company as each award represented a controlling block of ownership. On May 15, 2012, Mr. Atkinson was granted 1,000,000 shares of Series A preferred stock. The preferred shares vest on May 15, 2014. The estimated fair value of this award was determined to be $281,008 based upon the estimated enterprise value of the Company. $41,574 was recognized as expense under this award during the year ended August 31, 2012. On May 21, 2012, Mr. Atkinson was granted 10,000,000 shares of common stock in connection with his employment agreement. The common shares vest 2,000,000 shares per year through May 21, 2013. The estimated fair value of this award was determined to be $281,008 based upon the estimated enterprise value of the Company. $15,706 was recognized as expense under this award during the year ended August 31, 2012.

On May 1, 2012, we entered into a five year employment agreement with Cedric Atkinson to serve as our Chief Executive Officer and President (the “Atkinson Employment Agreement”). Pursuant to the Atkinson Employment Agreement, Mr. Atkinson will be entitled to a monthly base salary of $20,000 and an initial stock grant of 10,000,000 shares of our common stock, which vests 2,000,000 shares per year Mr. Atkinson will be eligible for discretionary performance as well as certain other specified benefits.

If Mr. Atkinson’s employment is terminated for any reason, he or his estate as the case may be, will be entitled to receive the accrued base salary, vacation pay, expense reimbursement and any other entitlements accrued by him to the extent not previously paid (the “Accrued Obligations”); provided, however, upon a change of control as defined in the agreement, then in addition to paying the accrued obligations, he shall be entitled to a severance payment of $240,000.

On September 4, 2012, we entered into a one year employment agreement with Greg Clements to serve as our Interim Chief Financial Officer (the “ Clements Employment Agreement”). Pursuant to the  Clements Employment Agreement, Mr. Clements will be entitled to a monthly base salary of $7,000 and an initial stock grant of 1,000,000 shares of our common stock.  In addition, he is entitles to a $50,000 sign on bonus payable in four equal quarterly installments.

If Mr. Clements’s employment is terminated for any reason, he or his estate as the case may be, will be entitled to receive the Accrued Obligations; provided, however, upon a change of control  as defined in the agreement, then in addition to paying the accrued obligations, he shall be entitled to a severance payment of $84,000.

Outstanding Equity Awards at Fiscal Year End

As at August 31, 2012, we did not have any outstanding equity awards.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS	STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised options (#) (b)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date ($) (f)	Number of Shares or Units of Stock that have not Vested (#) (g)		Market Value of Shares of Units of Stock that Have not Vested ($) (h)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#) (i)	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares Units or other Rights that have not Vested ($) (j)

Cedric Atkinson	-	-	-	-	-	10,293,151	(1)	504,737	(1)	-	-

Gregory K. Clements	-	-	-	-	-	-		-		-	-

Dave Ryan	-	-	-	-	-					-	-

Notes:

(1)
Mr. Atkinson was granted 1,000,000 shares of Series A preferred stock. The preferred shares vest on May 15, 2014. The estimated fair value of this award was determined to be $281,008 based upon the estimated enterprise value of the Company. $41,574 was recognized as expense under this award during the year ended August 31, 2012. On May 21, 2012, Mr. Atkinson was granted 10,000,000 shares of common stock in connection with his employment agreement. The common shares vest 2,000,000 shares per year through May 21, 2013. The estimated fair value of this award was determined to be $281,008 based upon the estimated enterprise value of the Company. $15,706 was recognized as expense under this award during the year ended August 31, 2012.

Director Compensation

The following table sets forth the compensation paid to our directors for the fiscal year ended August 31, 2012.

	Fees Earned of Paid in Cash	Stock Awards	Options Awards	Non-Equity Incentive Plan Compensation	Deferred Compensation Earnings	All Other Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Lindsay E. Gorrill	6,000	-	-	-	-	-	6,000
Gregory K. Clements	-	-	-	-	-	-	-
Dave Ryan	-	-	-	-	-	-	-

Note:

 (1) Under the terms of a verbal agreement, Mr. Gorrill was paid $1,000 per month for his services.

(2) Under the terms of Mr. Ryan’s director agreement he will earn 20,000 shares per timely filing of the Company’s 10-Q quarterly reports and if the filing is late then the amount of shares is reduced to 15,000 shares that will vest one day after the filings.  In addition, he will earn 20,000 shares for the timely filing of the Company’s Form 10-K Annual Report to Shareholders and if the filing is late then the amount is reduced to 15,000 shares that will vest one day after the filing.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

We have no equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of November 20, 2013 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities of our shares of common stock, (ii) our executive officers and directors, and (iii) our named executive officers as defined in Item 402(m)(2) of Regulation S-K. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown.

Principal Stockholders Table

	Shares Owned (1)
Name and Address of Beneficial Ownership (2)	Number of Shares of Common Stock		Percentage of Common Stock	Number of Shares of Preferred Stock	Percentage of Preferred Stock
Cedric Atkinson	785,000,000	(3)	34.59%	1,500,000,000(3)	75%
Gregory Clements	290,000,000	(4)	16.39%	500,000(4)	25%
Dave Ryan	20,900,000		1.18%	-	-
5% Shareholders
Oxygen Management Group, LTD	750,000,000		33%	1,500,000(3)	100%
Magna Group, LLC	130,000,000		9%
All officers and directors as a group (3 persons)	1,095,900,000		43.87%	2,000,000(3)	100%

Note:

(1) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on September 25, 2013. As of September 25, 2013, there were 1,662,886,117 shares of our common stock issued and outstanding.

(2)The address for each beneficial owner except Magna Group, LLC is 240 Martin Street, #3, Blaine, WA 98230  The address for Magna Group, LLC is 5 Hanover Square, New York, New York 10004.

(3)Includes 1,500,000 Series A Preferred Shares held by Oxygen Management Group, LTD which is entitled to 750,000,000 votes. Each share of the Series A Preferred Stock has 500 votes of common stock per share of Series A Preferred.   Mr. Atkinson is the sole member of Oxygen Management Group, LTD. As such, Mr. Atkinson may be considered to have control over the voting and disposition of the shares registered in the name of Oxygen Management Group, LTD, and therefore, such shares are also included in the shares listed for Mr. Atkinson.

(4) Includes 500,000 Series A Preferred Shares held by Mr. Clements which is entitled to 250,000,000 votes. Each share of the Series A Preferred Stock has 500 votes of common stock per share of Series A Preferred.

Changes in Control

We are not aware of any arrangement which may result in a change in control in the future.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

RELATED TRANSACTIONS

Except as set forth below, none of the following parties has, during our last two fiscal years, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

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

On May 1, 2012, we entered into a five year employment agreement with Cedric Atkinson to serve as our Chief Executive Officer and President (the “Employment Agreement”). Pursuant to the Employment Agreement, Mr. Atkinson will be entitled to a monthly base salary of $20,000 and an initial stock grant of 10,000,000 shares of our common stock, which vests monthly for twelve months.  Mr. Atkinson will be eligible for discretionary performance as well as certain other specified benefits.

If Mr. Atkinson’s employment is terminated for any reason, he or his estate as the case may be, will be entitled to receive the accrued base salary, vacation pay, expense reimbursement and any other entitlements accrued by him to the extent not previously paid (the “Accrued Obligations”); provided, however, that if his employment is terminated: by the Company without Cause (as defined in the Employment Agreement) or by Dr. Warner for Good Reason (as defined in the Employment Agreement) then in addition to paying the Accrued Obligations, he shall be entitled to a severance payment.

During the year ended August 31, 2012, the Company entered into promissory note agreements with current board member, Mr. Dave Ryan, whereby it borrowed a total of 11,547. The Company paid back $6,470 of this balance during the year. These notes bear interest at 10%, are unsecured and are repayable on demand. As at August 31, 2012, a total of $243 has been accrued as interest on the notes.

During the year ended August 31, 2012, the Company entered into promissory note agreements with former officer and board member, Mr. Shane Epp, whereby it borrowed a total of 14,570. The Company paid back $2,000 of this balance during the year. These notes bear interest at 10%, are unsecured and are repayable on demand. As at August 31, 2012, a total of $1,866 has been accrued as interest on the notes.

Also during the year ended August 31, 2012, the Company issued 10% convertible notes to former officer and board member, Mr. Shane Epp, for $25,000 that has a maturity date of December 31, 2014.  There has been no repayment of these notes during the year and a total of $1,689 has been accrued as interest on the notes.

Orientation and Continuing Education

Mr. Atkinson and Mr. Clements provided an overview of the business activities, systems and business plan to all new directors. New director candidates have free access to any of our records, employees or senior management in order to conduct their own due diligence and will be briefed on the strategic plans, short, medium and long term corporate objectives, business risks and mitigation strategies, corporate governance guidelines and existing policies of the Company. Directors are encouraged to update their skills and knowledge by taking courses and attending professional seminars.

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

	Year Ended August 31, 2012	Year Ended August 31, 2011

Audit Fees	$35,539	$14,850
Audit-Related Fees	NIL	NIL
Tax Fees	NIL	NIL
All Other Fees	NIL	NIL
Total	$35,539	$14,850

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation. (1)
3.2	Bylaws, as amended. (1)
10.1	Purchase Agreement (Minnie Claim) dated March 28, 2007 between Yaterra and Multi Metal Mining Corp. (1)
10.2	Purchase Agreement (Blue Jack Property) dated August 29, 2008 between Yaterra and Howard V. Metzler. (1)
10.3	Option Agreement (Frances Property) dated July 14, 2009 between Yaterra and Geoffrey Goodall. (2)
10.4	Amendment Agreement (Frances Property) dated October 27, 2009 between Yaterra and Geoffrey Goodall. (3)
10.5	Second Amendment Agreement (Frances Property) dated December 10, 2009 between Yaterra and Geoffrey Goodall. (3)
10.6	Third Amendment Agreement (Frances Property) dated February 11, 2010 between Yaterra and Geoffrey Goodall. (4)
10.7	Fourth Amendment Agreement (Frances Property) dated June 1, 2010 between Yaterra and Geoffrey Goodall. (5)
10.8	Fifth Amendment Agreement (Frances Property) dated for reference September 1, 2010 between Yaterra and Geoffrey Goodall. (7)
10.9	Sixth Amendment Agreement (Frances Property) dated for reference March 15, 2011 between Yaterra and Geoffrey Goodall. (9)
10.10	Employment Agreement by and between Cedric Atkinson and Yaterra dated May 1, 2012(10)
10.11	Agreement and Plan of Share Exchange dated May 21, 2012 by and between Yaterra and PurSpectrum Oil and Gas, Inc. (10)
10.12	Stock Purchase Agreement dated February 29, 2012 by and between Cedric Atkinson and David K. Ryan(11)
10.13	Extension to Stock Purchase Agreement, dated June 1, 2012 by and between Cedric Atkinson and David K. Ryan(11)
10.14	Extension to Stock Purchase Agreement, dated July 11, 2012 by and between Cedric Atkinson and David K. Ryan(12)
10.15	Agreement dated September 4, 2012 by and between Yaterra and Greg Clements.(3)
14.1	Code of Ethics. (3)
31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Schema Document
101.CAL**	XBRL Calculation Linkbase Document
101.DEF**	XBRL Definition Linkbase Document
101.LAB**	XBRL Label Linkbase Document
101.PRE**	XBRL Presentation Linkbase Document

Notes:
(1)	Previously filed as an exhibit to our Registration Statement on Form S-1 originally filed with the SEC on December 8, 2008, as amended January 8, 2009 and declared effective January 13, 2009.
(2)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on July 16, 2009.
(3)	Filed herewith.
(4)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on April 19, 2010.
(5)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on July 15, 2010.
(6)	Previously filed as an exhibit to our Annual Report on Form 10-K filed with the SEC on December 14, 2010.
(7)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on July 20, 2011.
(8)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 24, 2012.
(9)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 19, 2012.
(10)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 19, 2012.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Yaterra Ventures, Corp. (Registrant)

Dated: November 22, 2013	By:	/s/ Cedric Atkinson
Cedric AtkinsonChief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 22, 2013	By:	/s/ Cedric Atkinson
Cedric Atkinson Chief Executive Officer and Chairman (Principal Executive Officer and Chairman)

Date: November 22, 2013	By:	/s/ Greg Clements
Greg Clements Chief Financial Officer and Director

Date: November 22, 2013	By:	/s/ David K. Ryan
David K. Ryan Director