Form 10-Q
period 2020-11-30
Mining Global, Inc.
filed 2021-09-27
CIK 1406588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2020

or

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

2

Mining Global Inc.

(Formerly Yaterra Ventures Corp.)

Balance Sheet

As at November 30, 2020 (Unaudited)

	Notes	As at November 30, 2020 (Unaudited)
		($)
ASSETS
Current Assets
Cash and cash equivalents	4	17,118
Total Current Assets		17,118

Fixed assets	5	727,384

Total Assets		744,502

EQUITY & LIABILITIES

Current Liabilities
Accounts payable and accrued expenses	6	303,727
Short term debt	7	848,123

Total Current Liabilities		1,151,850

Long term debt		256,000

Total Liabilities		1,407,850

SHAREHOLDERS’ EQUITY

Preferred Stock ($0.001 Par Value, 100,000,000 shares authorized, 2,000,000 shares issued		1,000
Common stock, $0.001 Par Value, 6,710,000,000 shares authorized 6,485,161,617, share issued and outstanding	8	6,485,162
Additional paid in capital		872,269
Accumulated deficit		(8,021,779)

Total Shareholders’ Equity		(663,348)

Total Liabilities and Shareholders’ Equity		744,502

Mining Global Inc.

(Formerly Yaterra Ventures Corp.)

Statement of Profit and loss

For the quarter ended November 30, 2020

	Notes	For the quarter ended November 30, 2020

		(Amount in $)

Gold Sales		38,077
Cost of sales	10	–
Gross profit		38,077

Selling, general and administrative expense	10	(63,526)

Income / (Loss) from operations		(25,449)

Other Income / (expense)
Interest expense		–

Net Profit / (loss) before provision for Income taxes		(25,449)
Provision for income tax		–

Net Profit / (loss)		(25,449)

Mining Global Inc.

(Formerly Yaterra Ventures Corp.)

Statement of Shareholders' Equity

As at November 30, 2020 (Unaudited)

	Common Stock		Preferred Stock		Additional Paid in capital	Accumulated Profit / (Deficit)	Total
	Shares	Amount	Shares	Amount
		Amount is $

As at August 31, 2020 (Unaudited)	6,485,161,617	6,485,162	10,000,000	1,000	872,269	(7,996,330)	(637,899)

Profit / (loss) for the period						(25,449)	(25,449)

As at November 30, 2020 (Unaudited)	6,485,161,617	6,485,162	10,000,000	1,000	872,269	(8,021,779)	(663,348)

Mining Global Inc.

(Formerly Yaterra Ventures Corp.)

Statement of Cash Flows

As at November 30, 2020 (Unaudited)

2020
Cash flow from operating activities

(Loss) / profit before income tax	(25,449)

Adjustment for non cash charges and other items:

Depreciation / amortization	–
Unrealized exchange loss / (gain)	–
(25,449)
Changes in working capital

(Decrease) / increase in convertible debt	–
(Decrease) / increase in accrued wages	27,888
(Decrease) / increase in trade and other payables	(5,883)
22,005

Cash flow from operating activities	(3,444)

Cash flow from investing activities

Additions in intangibles assets	–

Cash flow from / (used) in investing activities	–

Cash flow from financing activities

Borrowings during the year	–
Dividends paid	–

Cash flow from financing activities	–

Increase / (decrease) in cash and cash equivalents	(3,444)

Cash and cash equivalents at beginning of the year	20,562

Cash and cash equivalents at end of the year	17,118

Mining Global Inc.

(Formerly Yaterra Ventures Corp.)

Notes to the Financial Statements

For the quarter ended November 30, 2020

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

4.	Cash

This represent cash in hand and cash deposited in bank accounts (current) by the Company.

5.	Fixed assets

Amount in $

Fixed assets	727,384

6.	Accounts payable and accrued expenses

Opening balance	309,610
Net movement in liabilities during the period	(5,883)
303,727

7.	Short term debt

Opening balance	820,235
Net movement in liabilities during the period	27,888
848,123

8.	Share Capital

This represents ordinary share capital issued by the Company at the par value.The shares issued by the company, if any, during the period are represented in statement of changes in equity.

9.	Operating expenses

Amount in $

Entertainment	20,033
Travel and conveyance	8,644
Office and general	7,369
Repairs and maintenance	4,736
Bank charges and interest	3,922
Professional fees	18,822

63,526

10.	Contingencies and Commitments

The company has no contingency and commitment as at the end of reporting period.

11.	Other Information

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